Form 10QSB
period 1996-06-30
COMMUNITY BANCSHARES INC /NC/
filed 1996-08-13
CIK 867241

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  -----------

                                  FORM 10-QSB

(Mark One)

  X      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
- -----    EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1996.

                                       OR

- -----    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ______________ to ____________

                       Commission File No. 33-19735-A

                         COMMUNITY BANCSHARES, INC.
- ------------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)


    North Carolina                                      56-1693841
- ------------------------                   ------------------------------------
(State of Incorporation)                   (I.R.S. Employer Identification No.)

         1600 Curtis Bridge Road  Wilkesboro, North Carolina  28679
- ------------------------------------------------------------------------------
                  (Address of Principal Executive Offices)

                               (910) 838-4100
- ------------------------------------------------------------------------------
              (Issuer's Telephone Number, Including Area Code)

                               Not Applicable
- ------------------------------------------------------------------------------
            (Former Name, Former Address and Former Fiscal Year,
                        if Changed Since Last Report)

         Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                          Yes   X            No
                              -----             -----

         APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

         Common stock, $3.00 par value per share 946,171 shares issued and outstanding as of August 9, 1996.

                               (Page 1 of 15)

PART I - FINANCIAL INFORMATION
         Item 1.  Financial Statements


                         COMMUNITY BANCSHARES, INC.
                         WILKESBORO, NORTH CAROLINA
                         CONSOLIDATED BALANCE SHEETS


                                    ASSETS

                                        June 30,     December 31,
                                          1996          1995
                                          ----          ----
                                       (Unaudited)   (Unaudited)
                                       -----------   ------------

Cash and due from banks               $ 1,348,671    $ 1,881,264
Federal funds sold                            --          67,922
                                       ----------     ----------
  Total cash and cash equivalents     $ 1,348,671    $ 1,949,186
Securities:
 Available-for-sale,
  at estimated market values            7,631,563      7,013,048
 Held-to-maturity (Estimated market
  values of $5,059,199 (6-30-96)
  and $6,835,210 (12-31-95)             5,177,068      6,809,508
Loans, net                             44,464,306     36,313,575
Investment in Community Mortgage           17,037         16,954
Property and equipment                    235,461        225,597
Other assets                              721,498        593,389
                                       ----------     ----------
  Total Assets                        $59,595,604    $52,921,257
                                       ==========     ==========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Deposits
 Non-interest bearing deposits        $ 3,186,261    $ 4,026,059
 Interest bearing deposits             49,289,786     44,157,107
                                       ----------     ----------
  Total deposits                      $52,476,047    $48,183,166
Other liabilities                       1,486,610        694,965
                                       ----------     ----------
  Total Liabilities                   $53,962,657    $48,878,131
                                       ----------     ----------

Commitments & Contingencies

Shareholders' Equity:
Common stock - $3.00 par value,
 10,000,000 shares authorized;
 935,297 (6-30-96) and 781,786
 (12-31-95) shares issued
 and outstanding                      $ 2,805,891    $ 2,345,358
Paid-in-capital                         2,936,513      1,868,236
Retained earnings (deficit)               (57,503)      (187,710)
Unrealized (loss) on
 securities available-for-sale            (51,954)        17,242
                                       ----------     ----------
  Total Shareholders' Equity          $ 5,632,947    $ 4,043,126
                                       ----------     ----------
  Total Liabilities
   and Shareholders' Equity           $59,595,604    $52,921,257
                                       ==========     ==========

           Refer to notes to the consolidated financial statements.

                          COMMUNITY BANCSHARES, INC.
                          WILKESBORO, NORTH CAROLINA
                              INCOME STATEMENTS
                                 (UNAUDITED)

                                           For the six months
                                             ended June 30,
                                        -------------------------
                                           1996           1995
                                        ----------     ----------
Interest income                         $2,343,585     $1,834,512
Interest expense                         1,290,621        950,112
                                         ---------      ---------
Net interest income                     $1,052,964     $  884,400

Provision for possible loan losses          82,500         66,213
                                         ---------      ---------

Net interest income (loss) after
 provision for possible loan losses     $  970,464     $  818,187
                                         ---------      ---------

Other income:
 Service fees and other charges         $   58,291     $   38,029
 Gain on sale of securities                  1,089           - -
                                         ---------      ---------
  Total other income                    $   59,380     $   38,029
                                         ---------      ---------

Operating expenses:
  Salaries and benefits                 $  399,621     $  307,207
  Legal and professional                    26,530         36,109
  Depreciation                              31,852         19,873
  Amortization                              12,035         12,035
  Courier and postage                       31,190         23,591
  Rent expense                              42,108         34,629
  Data processing                           50,777         40,472
  Regulatory assessments                    35,900         53,456
  Other operating expenses                 193,236        130,517
                                         ---------      ---------
Total Expenses                          $  823,249     $  657,889
                                         ---------      ---------

Income before taxes
 and extraordinary item                 $  206,595     $  198,327

Income tax                                  76,388         86,547
                                         ---------      ---------

Net Income                              $  130,207     $  111,780
                                         =========      =========

Income per share                        $      .12     $      .12
                                         =========      =========

Weighted average
 common stock equivalents                1,101,875        929,408
                                         =========      =========





           Refer to notes to the consolidated financial statements.

                          COMMUNITY BANCSHARES, INC.
                          WILKESBORO, NORTH CAROLINA
                              INCOME STATEMENTS
                                 (UNAUDITED)

                                           For the three months
                                              ended June 30,
                                        -------------------------
                                           1996            1995
                                           ----            ----
Interest income                         $1,217,249      $ 971,528
Interest expense                           644,153        520,059
                                         ---------       --------
Net interest income                     $  573,096      $ 451,469

Provision for possible loan losses          45,000         34,795
                                         ---------       --------

Net interest income after
 provision for possible loan losses     $  528,096      $ 416,674
                                         ---------       --------

Other income:
 Service fees and other charges         $   24,251      $  17,131
 Gain on sale of securities                  5,586           - -
                                         ---------       --------
  Total other income                    $   29,837      $  17,131
                                         ---------       --------

Operating expenses:
  Salaries and benefits                 $  209,086      $ 157,390
  Legal and professional                    12,104         23,334
  Depreciation                              16,447         10,588
  Amortization                               6,018          6,018
  Courier and postage                       17,425         11,365
  Rent expense                              20,243         17,645
  Data processing                           26,389         20,742
  Regulatory assessments                    16,925         26,728
  Other operating expenses                  92,172         63,517
                                         ---------       --------
Total Expenses                          $  416,809      $ 337,327
                                         ---------       --------

Income before taxes                     $  141,124      $  96,478

Income tax                                  52,750         45,646
                                         ---------       --------

Net Income                              $   88,374      $  50,832
                                         =========       ========

Income per share                        $      .08      $     .06
                                         =========       ========


Weighted average
 common stock equivalents                1,136,287        929,408
                                         =========       ========





           Refer to notes to the consolidated financial statements.

                          COMMUNITY BANCSHARES, INC.
                          WILKESBORO, NORTH CAROLINA
                           STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                                                  Six months ended
                                                       June 30,
                                             -------------------------
                                                  1996         1995
                                                  ----         ----
Cash flows from operating activities:        $   167,867   $   387,803
                                              ----------    ----------

Cash flows from investing activities
  Purchase of equipment                          (41,716)      (75,563)
  (Increase) in loans, net                    (8,233,231)   (5,799,709)
  Securities, available-for-sale
   Sale of securities                          1,616,300     1,243,547
   Purchase of securities                     (2,768,638)   (1,106,401)
   Maturities and pay-downs                      463,106       687,769
  Securities, held-to-maturity
   Purchase of securities                       (275,591)   (1,903,538)
   Maturities and pay-downs                    1,908,031       702,262
                                              ----------    ----------
Net cash used in investing activities        $(7,331,739)  $(6,251,633)
                                              ----------    ----------

Cash flows from financing activities
  Increase in repurchase agreements          $   741,666   $       --
  Increase in deposits                         4,292,881     5,285,954
  Proceeds from sale of stock                  1,528,810        62,020
                                              ----------    ----------
Net cash provided from financing activities  $ 6,563,357   $ 5,347,974
                                              ----------    ----------

Net (decrease) in cash and cash equivalents  $  (600,515)  $  (515,856)
Cash and cash equivalents
 at beginning of period                        1,949,186     4,613,843
                                              ----------    ----------
Cash and cash equivalents at end of period   $ 1,348,671   $ 4,097,987
                                              ==========    ==========





           Refer to notes to the consolidated financial statements.

                           COMMUNITY BANCSHARES, INC.
                           WILKESBORO, NORTH CAROLINA
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 JUNE 30, 1996



NOTE 1 - BASIS OF PRESENTATION

         The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 1995.


NOTE 2 - SUMMARY OF ORGANIZATION

         Community Bancshares, Inc., Wilkesboro, North Carolina (the "Company"), was incorporated under the laws of the State of North Carolina on June 11, 1990, for the purpose of becoming a bank holding company with respect to a proposed national bank, Wilkes National Bank (the "Bank"), located in Wilkesboro, North Carolina. Upon commencement of the Bank's planned principal operations on January 17, 1992, the Company acquired 100 percent of the voting stock of the Bank by injecting $3,750,000 into the Bank's capital accounts.

         In 1990 during its initial stages, the Company filed a Registration Statement on a Form S-1 with the Securities and Exchange Commission offering for sale a minimum of 365,000 and a maximum of 660,000 shares of its common stock, $6.00 par value per share. During 1995, the Company's common stock was split two-for-one and its par value was adjusted to $3.00 per share. On March 8, 1996, the Company offered for sale up to 500,000 of its $3.00 par value common stock. As of June 30, 1996, 152,011 shares of the Company's common stock were sold for an aggregate price of $1,520,110. As of June 30, 1996 and December 31, 1995, there were 935,297 and 781,786 outstanding shares of common stock, respectively.

         At the time the Company was organized, it offered warrants to its organizers and to a group of initial subscribers. Each warrant, when surrendered with $5.50 to the Company, is convertible into one share of common stock. The warrants expire ten years from

                           COMMUNITY BANCSHARES, INC.
                           WILKESBORO, NORTH CAROLINA
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 JUNE 30, 1996



January 17, 1992. At June 30, 1996 and December 31, 1995, there were 385,514 and 386,914 outstanding warrants, respectively.


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation and Reclassification. The consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.

         Basis of Accounting. The accounting and reporting policies of the Company conform to generally accepted accounting principles and to general practices in the banking industry. The Company uses the accrual basis of accounting by recognizing revenues when earned and expenses when incurred, without regarding the time of receipt or payment of cash.

         Investment Securities. The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investment in Debt and Equity Securities" ("SFAS 115") on January 1, 1994. SFAS 115 requires investments in equity and debt securities to be classified into three categories:

         1. Held-to-maturity securities: These are securities which the Company has the ability and intent to hold until maturity. These securities are stated at cost, adjusted for amortization of premiums and the accretion of discounts.

         2. Trading securities: These are securities which are bought and held principally for the purpose of selling in the near future. Trading securities are reported at fair market value, and related unrealized gains and losses are recognized in the income statement.

         3. Available-for-sale securities: These are securities which are not classified as either held-to- maturity or as trading securities. These securities are reported at estimated market value. Unrealized gains and losses are reported, net of tax, as separate components of shareholders' equity. Unrealized gains and losses are excluded from the income statement.

                           COMMUNITY BANCSHARES, INC.
                           WILKESBORO, NORTH CAROLINA
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 JUNE 30, 1996



         Loans, Interest and Fee Income on Loans. Loans are stated at the principal balance outstanding. Unearned discount, unamortized loan fees and the allowance for possible loan losses are deducted from total loans in the statement of condition. Interest income is recognized over the term of the loan based on the principal amount outstanding. Points on real estate loans are taken into income to the extent they represent the direct cost of initiating a loan. The amount in excess of direct costs is deferred and amortized over the expected life of the loan.

         Loans are generally placed on non-accrual status when principal or interest becomes ninety days past due, or when payment in full is not anticipated. When a loan is placed on non-accrual status, interest accrued but not received is generally reversed against interest income. If collectibility is in doubt, cash receipts on non-accrual loans are not recorded as interest income, but are used to reduce principal.

         Allowance for Possible Loan Losses. The provisions for loan losses charged to operating expense reflect the amount deemed appropriate by management to establish an adequate reserve to meet the present and foreseeable risk characteristics of the current loan portfolio. Management's judgement is based on periodic and regular evaluation of individual loans, the overall risk characteristics of the various portfolio segments, past experience with losses and prevailing and anticipated economic conditions. Loans which are determined to be uncollectible are charged against the allowance. Provisions for loan losses and recoveries on loans previously charged-off are added to the allowance.

         The Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," ("SFAS 114") on January 1, 1995. Under the new standard, a loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. The adoption of SFAS 114 resulted in no change to the allowance for credit losses at January 1, 1995.

                           COMMUNITY BANCSHARES, INC.
                           WILKESBORO, NORTH CAROLINA
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 JUNE 30, 1996


         In October, 1994, FASB issued Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure" ("SFAS 118"). SFAS 118 amends SFAS 114 to allow a creditor to use existing methods for recognizing interest income on an impaired loan, rather than the methods prescribed in SFAS 114.

         Property and Equipment. Furniture, equipment and leasehold improvements are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight line method over the estimated useful lives of the related assets. Maintenance and repairs are charged to operations, while major improvements are capitalized. Upon retirement, sale or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts, and gains or losses are included in income from operations.

         Organizational Costs. In accordance with FASB Statement No. 7, the Company and the Bank capitalized all direct organizational costs that were incurred in the expectation that they would generate future revenues or otherwise be of benefit after the Bank commenced operations. These capitalized costs are amortized over a sixty-month period using the straight line method. As of June 30, 1996 and December 31, 1995, total organizational costs, net of amortization, amounted to $14,042 and $26,076, respectively.

         Income Taxes. The consolidated financial statements have been prepared on the accrual basis. When income and expenses are recognized in different periods for financial reporting purposes and for purposes of computing income taxes currently payable, deferred taxes are provided on such temporary differences.

         Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109").
Under SFAS 109, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the financial statements or tax return. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled.

                           COMMUNITY BANCSHARES, INC.
                           WILKESBORO, NORTH CAROLINA
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 JUNE 30, 1996



         Statement of Cash Flows. For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased or sold for one-day periods.

         Income Per Share. The weighted average number of shares outstanding as well as all common stock equivalents must be considered for purposes of computing earnings per share. Note that common stock equivalents are securities that enable their holders to obtain additional shares of common stock. Options and warrants are common stock equivalents. They are used in the computation of earnings per share only if, upon exercise, they dilute earnings per share by 3% or more. To compute earnings per share, adjusted net income is divided by the sum of weighted average common stock outstanding and common stock equivalents.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Sources of Capital
The Company commenced its planned principal operations on January 17, 1992 when its subsidiary Bank opened for business. During the period from February 1, 1990 to January 17, 1992, the Company was in the development stage as it devoted most of its efforts to organizing, incorporating, planning, raising capital and recruiting personnel. During the development stage, the Company funded its operations principally through borrowings. However, by December 31, 1991, all outstanding loans were paid-off with funds raised through the sale of the Company's common stock.

Total assets increased by $6.7 million to $59.6 million during the six-month period ended June 30, 1996. The increase was generated primarily through a $4.3 million increase in deposits, a $.8 million increase in repurchase agreements and a $1.5 million increase in equity. These funds were utilized to expand the loan portfolio. The opening of the second branch at Miller's Creek has contributed, and will continue to contribute, to the increase in deposits and loan demand.

Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The June 30, 1996 financial statements evidence a fair liquidity position as total cash and cash equivalents amounted to $1.3 million, representing 2.3% of total assets. Investment securities amounted to $12.8 million, representing 21.5% of total assets. These securities provide a secondary source of liquidity because they can be converted into cash in a timely manner. The subsidiary Bank is a member of the Federal Reserve System and is maintaining relationships with several correspondent banks and, thus, could obtain funds on short notice. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities, so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. There are no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

During the three-month period ended June 30, 1996, the Company injected $1,230,000 into the Bank's capital accounts. The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital requirements by the Bank's primary regulator, the OCC.

                            Bank's       Minimum required
                        June 30, 1996     by regulator
                        --------------    ------------
Leverage ratio                8.5%             4.0%
Risk weighted ratio          12.2%             8.0%

With respect to the leverage ratio, the regulator expects a minimum of 5.0 percent to 6.0 percent ratio for banks that are not rated CAMEL 1. Although the Bank is not rated CAMEL 1, its leverage ratio of 8.5% is above the required minimum.

The Company filed a Registration Statement on Form S-2 with the Securities and Exchange Commission, to sell a maximum of 500,000 shares at $10 per share. The Registration Statement was declared effective on March 8, 1996. As of June 30, 1996, 152,011 shares of the Company's common stock were sold for $1,520,110.
As discussed earlier, $1,230,000 of the above funds were contributed to the Bank's capital accounts in order to support growth.


Results of Operations

For the three-month periods ended June 30, 1996 and 1995, net income amounted to $88,374 and $50,832, respectively. On a per-share basis, net income amounted to $.08 (6-30-96) and $.06 (6-30-95). The improvement in net income is due to a higher net interest income and higher service fees and charges.

Net income for the six-month period ended June 30, 1996 amounted to $130,207. These results compare favorably with the June 30, 1995 net income of $111,780. On a per share basis, net income amounted to $.12 during each of the above periods. Four major items are of a particular interest when one compares the June 30, 1996 results to those of June 30, 1995.

a. Net interest income, which represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities, has increased from $884,400 for the six-month period ended June 30, 1995 to $1,052,964 for the same period one year later, representing an increase of $168,564, or 19.1%. This increase was attained primarily because of a $12.6 million increase in earning assets, from $44.7 million at June 30, 1995 to $57.3 million at June 30, 1996. For the three-month periods ended June 30, 1995 and 1996, net interest income rose from $451,469 to $573,096 representing an increase of $121,267, or 26.9%.

b. The net interest yield, defined as net interest income divided by average interest earning assets, has decreased from 4.25% for the six-month period ended June 30, 1995 to 3.94% for the six-month period ended June 30, 1996. This decline is attributed to a significant increase in the cost of funds. Below is pertinent information concerning the yield on earning assets and the cost of funds as of June 30, 1996.

                 Avg. Assets/       Interest        Yield/
Description      Liabilities     Income/Expense      Cost
- -----------      -----------     --------------     ------
Federal funds    $   580,559       $   14,536        5.01%
Securities        13,474,072          415,854        6.17%
Loans             39,344,001        1,913,195        9.73%
                  ----------        ---------        ----
  Total          $53,398,632       $2,343,585        8.78%
                  ==========        ---------        ----

Transactional
 accounts        $ 9,651,955       $  155,869        3.23%
Savings            1,712,563           48,565        5.67%
CD's              35,755,411        1,071,704        5.99%
Reverse repos        620,772           14,483        4.66%
                  ----------        ---------        ----
  Total          $47,740,701       $1,290,621        5.41%
                  ==========        ---------        ----

Net interest
 income                            $1,052,964
                                    =========

Net yield on earning assets                          3.94%
                                                     ====

         For the three-month period ended June 30, 1996, net interest yield rose from 3.72% to 3.94%

c. Total non-interest income has increased from $38,029 for the six-month period ended June 30, 1995 to $59,380 for the six-month period ended June 30, 1996. The above increase of 56.1% is attributed to higher volume in transactional accounts, and a higher fee schedule. For the three-month periods ended June 30, 1995 and 1996, non-interest income rose from $17,131 to $29,837, when net gains on sales of securities in the amount of $5,586 were recognized.

d. Management was better able to control expenses. For the six-month period ended June 30, 1996, operating expenses amounted to $823,249, representing an annualized 2.98% of average assets. By comparison, for the six- month period ended June 30, 1995, operating expenses amounted to $657,889, representing an annualized 3.05% of average assets.

The following table presents information with respect to loans and the allocations to the allowance for loan losses as of June 30, 1996:


                                           Percent of   Allocation to
Loan category                  Amount        total        allowance
- -------------                  ------      ----------   -------------
Commercial, financial
 agricultural                $19,198,678      42.7%      $219,100
Real estate - construction     2,847,031       6.3%        38,800
Real estate - mortgage        12,454,537      27.7%       114,400
Consumer loans                10,459,521      23.3%       110,161
                              ----------     -----        -------
 Total                       $44,959,767     100.0%      $482,461
                              ==========     =====        =======

Unallocated portion of
 allowance                                                          $ 13,000
                                                                     =======

As of June 30, 1996, loans aggregating $236,000 were accounted for on a non-accrual basis. Additionally, loans aggregating $45,000 were contractually past due 90 days or more as to principal and/or interest. There were no loans defined as "troubled debt restructuring.

During the six-month period ended June 30, 1996, the allowance for loan losses has grown from $418,620 to $495,461. The allowance for loan losses as a percentage of gross loans, however, decreased from 1.14% at December 31, 1995 to 1.10% at June 30, 1996. The decline is due to increased loan volume. For the six-month period ended June 30, 1996, the allowance for loan losses increased $82,500 through provisions and $2,829 through recoveries; the allowance decreased $8,488 due to charge-offs. The ratio of net charge-off to average loans outstanding at June 30, 1996 was .03%.

Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

The Company is not aware of any current recommendation by the regulatory authorities which, if they were to be implemented, would have a material effect on the Company's liquidity, capital resources, or results of operations.

                         PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On May 31, 1996, the Company held its 1996 Annual Meeting of Shareholders. At the meeting, the following persons were elected to serve on the Company's Board of Directors for a term of three years and until their successors are elected and have qualified. The number of votes cast for and against the election of each nominee for director was as follows:

         Director                     For           Against
         --------                     ---           -------
         Brent F. Eller  . . . . .  570,093            0
         Jack Ray Ferguson . . . .  570,093            0
         Edward F. Greene  . . . .  570,093            0
         Robert F. Ricketts  . . .  570,093            0
         Ronald S. Shoemaker . . .  570,093            0

         No other matters were presented or voted upon at the 1996 Annual Meeting of Shareholders.

         The following persons did not stand for reelection to the Board at the 1996 Annual Meeting of Shareholders as their term of office continued after the Annual Meeting: Stephen P. Greene, Gilbert R. Miller, Dwight E. Pardue, E. Byron Richardson, Rebecca Ann Sebastian, Joe D. Severt and R. Colin Shoemaker.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibit.  The following exhibit is filed with this report.

         27.1  Financial Data Schedule (for SEC use only)

         (b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended June 30, 1996.

                                  SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        COMMUNITY BANCSHARES, INC.



Dated:  August 9, 1996                  By: /s/Ronald S. Shoemaker
        --------------                      ----------------------
                                            Ronald S. Shoemaker President
                                            and Chief Executive Officer
                                            (chief executive and financial
                                            officer)