Form 10QSB
period 1996-03-31
COMMUNITY BANCSHARES INC /NC/
filed 1996-08-21
CIK 867241

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                       ----------------------------------
                                  FORM 10-QSB

(Mark One)

 X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 1996.

                                     OR

__       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _____________ to ____________

                       Commission File No. 33-19735-A

                         COMMUNITY BANCSHARES, INC.
- --------------------------------------------------------------------------------

(Exact name of small business issuer as specified in its charter)



    North Carolina                                       56-1693841
- -------------------------                   ------------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)


          1600 Curtis Bridge Road  Wilkesboro, North Carolina  28679
                   (Address of Principal Executive Offices)
- --------------------------------------------------------------------------------
                                (910) 838-4100
               (Issuer's Telephone Number, Including Area Code)
- --------------------------------------------------------------------------------
                                Not Applicable
- --------------------------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report)

         Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                    Yes  X            No _______
                       -----
         APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

         Common stock, $3.00 par value per share 781,786 shares issued and outstanding as of May 13, 1996.

PART I - FINANCIAL INFORMATION
         Item 1.  Financial Statements


                         COMMUNITY BANCSHARES, INC.
                         WILKESBORO, NORTH CAROLINA
                         CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                        March 31,    December 31,
                                        ---------    ------------
                                          1996          1995
                                          ----          ----
                                       (Unaudited)   (Unaudited)
                                       -----------   -----------
Cash and due from banks               $ 2,323,231    $ 1,881,264
Federal funds sold                        390,820         67,922
                                       ----------     ----------
  Total cash and cash equivalents     $ 2,714,051    $ 1,949,186
Securities:
 Available-for-sale,
  at estimated market values            6,914,025      7,013,048
 Held-to-maturity (Estimated market
  values of $6,023,183 (03-31-96)
  and $6,835,210 (12-31-95)             6,045,929      6,809,508
Loans, net                             38,557,954     36,313,575
Investment in Community Mortgage           14,823         16,954
Property and equipment                    247,025        225,597
Other assets                              682,386        593,389
                                       ----------     ----------
  Total Assets                        $55,176,193    $52,921,257
                                       ==========     ==========

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

Deposits
 Non-interest bearing deposits        $ 3,175,775    $ 4,026,059
 Interest bearing deposits             46,632,051     44,157,107
                                       ----------     ----------
  Total deposits                      $49,807,826    $48,183,166
Other liabilities                       1,296,265        694,965
                                       ----------     ----------
  Total Liabilities                   $51,104,091    $48,878,131
                                       ----------     ----------

Commitments & Contingencies

Shareholders' Equity:

Common stock - $3.00 par value,
 10,000,000 shares authorized;
 781,786 shares issued
 and outstanding                      $ 2,345,358    $ 2,345,358
Paid-in-capital                         1,868,236      1,868,236
Retained earnings (deficit)              (145,877)      (187,710)
Unrealized gain on
 securities available-for-sale              4,385         17,242
                                       ----------     ----------
  Total Shareholders' Equity          $ 4,072,102    $ 4,043,126
                                       ----------     ----------
  Total Liabilities
   and Shareholders' Equity           $55,176,193    $52,921,257
                                       ==========     ==========


   Refer to notes to the consolidated financial statements.

                          COMMUNITY BANCSHARES, INC.
                          WILKESBORO, NORTH CAROLINA
                        CONSOLIDATED INCOME STATEMENTS
                                 (UNAUDITED)



                                             For the quarter
                                             ended March 31,
                                            -----------------
                                            1996         1995
                                            ----         ----
Interest and fees on loans               $1,126,336    $ 862,984
Interest expense                            646,468      430,053
                                          ---------     --------
Net interest income                      $  479,868    $ 432,931

Provision for possible loan losses           37,500       31,418
                                          ---------     --------

  Net interest income (loss) after
   provision for possible loan losses    $  442,368    $ 401,513
                                          ---------     --------

Other income:
 Service fees and other charges          $   34,040    $  21,244
 Loss on sale of securities                  (4,497)        (346)
                                          ---------     --------
  Total other income                     $   29,543    $  20,898
                                          ---------     --------

Operating expenses:
 Salaries and benefits                   $  190,535      149,817
 Legal and professional                      14,426       12,775
 Depreciation                                15,405        9,285
 Amortization                                 6,017        6,017
 Courier and postage                         13,765       12,226
 Rent expense                                21,865       16,984
 Data processing                             24,388       19,730
 Other operating expenses                   120,039       93,728
                                          ---------     --------
  Total operating expenses               $  406,440    $ 320,562
                                          ---------     --------

Net income before taxes                  $   65,471    $ 101,849

Income taxes                                 23,638       40,901
                                          ---------     --------

Net income                               $   41,833    $  60,948
                                          =========     ========

Income per share                         $      .04    $     .06
                                          =========     ========





   Refer to notes to the consolidated financial statements.

                          COMMUNITY BANCSHARES, INC.
                          WILKESBORO, NORTH CAROLINA
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                   Three Months Ended
                                                       March 31,
                                                  --------------------
                                                  1996            1995
                                                  ----            ----
Cash flows from operating activities:        $   604,748     $   217,644
                                              ----------      ----------

Cash flows from Investing Activities:
  Purchase of fixed assets                       (36,833)           - -
  (Increase) in loans                         (2,277,455)     (2,296,876)
  Securities - available-for-sale
   Sale of securities                          1,359,944         499,453
   Purchase of securities                     (1,628,149)       (347,634)
   Maturity and paydowns                         354,371         609,105
  Securities - held-to-maturity
   Purchase of securities                       (275,591)       (502,500)
   Maturity and paydowns                       1,039,170          74,278
                                              ----------      ----------
Net cash used in investing activities        $(1,464,543)    $(1,964,174)
                                              ----------      ----------

Cash flows from Financing Activities:
  Increase in deposits                       $ 1,624,660     $   960,529
  Exercise of warrants                              - -            5,500
                                              ----------      ----------
Cash provided from financing activities      $ 1,624,660     $   966,029
                                              ----------      ----------

Net (decrease) in cash and cash equivalents  $   764,865     $  (780,501)
Cash and cash equivalents,
 beginning of period                           1,949,186       4,613,843
                                              ----------      ----------
Cash and cash equivalents, end of period     $ 2,714,051     $ 3,833,342
                                              ==========      ==========





   Refer to notes to the consolidated financial statements.

                          COMMUNITY BANCSHARES, INC.
                          WILKESBORO, NORTH CAROLINA
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                MARCH 31, 1996



NOTE 1 - BASIS OF PRESENTATION

         The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 1995.


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

         In 1990 during its initial stages, the Company filed a Registration Statement on a Form S-1 with the Securities and Exchange Commission offering for sale a minimum of 365,000 and a maximum of 660,000 shares of its common stock, $6.00 par value per share. As of March 31, 1996 and December 31, 1995, there were 781,786 shares of common stock outstanding.

         Additionally, the Company offered warrants to its organizers and to a group of initial subscribers. Each warrant, when surrendered with $11.00 to the Company, is convertible into one share of common stock. The warrants expire ten years from January 17, 1992. At March 31, 1996 and December 31, 1995, there were 193,457 warrants outstanding.

                          COMMUNITY BANCSHARES, INC.
                          WILKESBORO, NORTH CAROLINA
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                MARCH 31, 1996



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

         3. Available-for-sale securities: These are securities which are not classified as either held-to-maturity or as trading securities. These securities are reported at estimated market value. Unrealized gains and losses are reported, net of tax, as separate components of shareholders' equity. Unrealized gains and losses are excluded from the income statement.

                          COMMUNITY BANCSHARES, INC.
                          WILKESBORO, NORTH CAROLINA
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                MARCH 31, 1996



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

         Alowance for Possible Loan Losses. The provisions for loan losses charged to operating expense reflect the amount deemed appropriate by management to establish an adequate reserve to meet the present and foreseeable risk characteristics of the current loan portfolio. Management's judgement is based on periodic and regular evaluation of individual loans, the overall risk characteristics of the various portfolio segments, past experience with losses and prevailing and anticipated economic conditions. Loans which are determined to be uncollectible are charged against the allowance. Provisions for loan losses and recoveries on loans previously charged-off are added to the allowance.

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

                          COMMUNITY BANCSHARES, INC.
                          WILKESBORO, NORTH CAROLINA
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                MARCH 31, 1996


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

         Organizational Costs. In accordance with FASB Statement No. 7, the Company and the Bank capitalized all direct organizational costs that were incurred in the expectation that they would generate future revenues or otherwise be of benefit after the Bank commenced operations. These capitalized costs are amortized over a sixty-month period using the straight line method. As of March 31, 1996 and December 31, 1995, total organizational costs, net of amortization, amounted to $20,059 and $26,076, respectively.

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

                          COMMUNITY BANCSHARES, INC.
                          WILKESBORO, NORTH CAROLINA
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                MARCH 31, 1996



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

Total assets increased by $2.3 million to $55.2 million during the three-month period ended March 31, 1996. The increase was generated primarily through a $1.6 million increase in deposits and a $.6 million increase in repurchase agreements. These funds were utilized to expand the loan portfolio by $2.2 million. The opening of the second branch at Miller's Creek has contributed to the increase in deposits and loan demand.

Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The March 31, 1996 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $2.7 million, representing 4.9% of total assets. Investment securities amounted to $13.0 million, representing 23.5% of total assets. These securities provide a secondary source of liquidity because they can be converted into cash in a timely manner. The subsidiary Bank is a member of the Federal Reserve System and is maintaining relationships with several correspondent banks and, thus, could obtain funds on short notice. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities, so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. There are no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital requirements by the Bank's primary regulator, the OCC.

                            Bank's       Minimum required
                        March 31, 1996    by regulator
                        --------------    ------------
Leverage ratio                6.7%             4.0%
Risk weighted ratio          10.3%             8.0%

With respect to the leverage ratio, the regulator expects a minimum of 5.0 percent to 6.0 percent ratio for banks that are not rated CAMEL 1. Although the Bank is not rated CAMEL 1, its leverage ratio of 6.7 percent is above the required minimum.

The Company filed a Registration Statement on Form S-2 with the Securities and Exchange Commission, to sell a maximum of 500,000 shares at $10 per share. The Registration Statement was declared effective on March 8, 1996. As of May 3, 1996, 85,340 shares of the Company's common stock were sold for $853,400. The Company plans to contribute the majority of the proceeds to the Bank's capital accounts.

Results of Operations

Net Income for the three-month period ended March 31, 1996 amounted to $41,833, or $.04 per share. For the three-month period ended March 31, 1995, net income amounted $60,948, or $.06 per share. The primary reason for the decline in income for the period ended March 31, 1996 is attributed to expenses associated with the opening and maintenance of a second branch (Miller's Creek branch). Four major items are of a particular interest when one compares the March 31, 1996 results to those of March 31, 1995.

a. Net interest income, which represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities, has increased from $432,931 for the three-month period ended March 31, 1995 to $479,868 for the same period one year later, representing an increase of $46,937, or 10.8%. This increase was attained primarily because of a $10.7 million increase in earning assets, from $40.2 million at March 31, 1995 to $51.9 million at March 31, 1996.

b. The net interest yield, defined as net interest income divided by average interest earning assets, has decreased from 4.3% for the three-month period ended March 31, 1995 to 3.7% for the three-month period ended March 31, 1996. This decline is attributed to a significant increase in the cost of funds. Below is pertinent information concerning the yield on earning assets and the cost of funds as of March 31, 1996.

                 Avg. Assets/       Interest        Yield/
Description      Liabilities     Income/Expense      Cost
- -----------      -----------     --------------     ------
Federal funds    $   669,989       $    8,986        5.36%
Securities        13,290,531          201,573        6.07%
Loans             37,614,250          915,777        9.74%
                  ----------        ---------        ----
  Total          $51,574,770       $1,126,336        8.74%
                  ==========        ---------        ----

Transactional
 accounts        $11,588,338       $   76,635        2.65%
Savings            1,657,730           17,338        4.18%
CD's              34,816,826          543,893        6.25%
Reverse repos        752,507            8,602        4.58%
                  ----------        ---------        ----
  Total          $48,815,401       $  646,468        5.30%
                  ==========        ---------        ----

Net interest income                $  479,868
                                    =========

Net yield on earning assets                          3.72%
                                                     ====

c. Total non-interest income has increased from $20,898 for the three month period ended March 31, 1995 to $29,543 for the three-month period ended March 31, 1996. The above increase of 41.4% is attributed to higher volume in transactional accounts, and a higher fee schedule.

d. Management was better able to control expenses. For the three-month period ended March 31, 1996, operating expenses amounted to $406,440, representing an annualized 3.0% of average assets. By comparison, for the three-month period ended March 31, 1995, operating expenses amounted to $320,562, representing an annualized 3.1% of average assets.

During the three-month period ended March 31, 1996, the allowance for loan losses has grown from $418,620 to $451,696. The allowance for loan losses as a percentage of gross loans increased from 1.14% at December 31, 1995 to 1.16% at March 31, 1996. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

The Company is not aware of any current recommendation by the regulatory authorities which, if they were to be implemented, would have a material effect on the Company's liquidity, capital resources, or results of operations.

                         PART II.  OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a) Exhibits.  The following exhibit is filed with this Report:

            27.1  Financial Data Schedule (for SEC use only)

            (b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter March 31, 1996.

                                 SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                COMMUNITY BANCSHARES, INC.


Date:  May 13, 1996             By: /s/ Ronald S. Shoemaker
                                    ------------------------------
                                    Ronald S. Shoemaker President and Chief
                                    Executive Officer (chief executive and
                                    financial officer)

                                EXHIBIT INDEX


Exhibit Number          Description of Exhibit          Sequence Page No.
- --------------          -----------------------         -----------------
     27.1               Financial Data Schedule
                        (for SEC use only)