Form 10QSB
period 1996-09-30
COMMUNITY BANCSHARES INC /NC/
filed 1996-11-14
CIK 867241

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                             --------------------
                                  FORM 10-QSB

(Mark One)

  X      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
 ---     EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1996.

                                       OR

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
 ---     SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                 to
                                        ---------------    ----------------

                         Commission File No. 33-19735-A

                         COMMUNITY BANCSHARES, INC.
--------------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)


    North Carolina                                       56-1693841
-------------------------                   -----------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)


         1600 Curtis Bridge Road  Wilkesboro, North Carolina  28679
--------------------------------------------------------------------------------
                  (Address of Principal Executive Offices)

                                 (910) 903-0600
--------------------------------------------------------------------------------
              (Issuer's Telephone Number, Including Area Code)

                                Not Applicable
--------------------------------------------------------------------------------
  (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report)

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

         Common stock, $3.00 par value per share 1,283,886 shares issued and outstanding as of November 9, 1996.

                               (Page 1 of 15)

PART I - FINANCIAL INFORMATION
     Item 1.  Financial Statements


                         COMMUNITY BANCSHARES, INC.
                         WILKESBORO, NORTH CAROLINA
                         CONSOLIDATED BALANCE SHEETS

                                   ASSETS

                                        Sept. 30,   December 31,
                                        ---------   ------------
                                          1996          1995
                                          ----          ----
                                      (Unaudited)    (Unaudited)
                                      -----------    -----------
Cash and due from banks               $ 3,051,830    $ 1,881,264
Federal funds sold                      4,150,000         67,922
                                      -----------    -----------
  Total cash and cash equivalents     $ 7,201,830    $ 1,949,186
Securities:
 Available-for-sale,
  at estimated market values            8,645,523      7,013,048
 Held-to-maturity (Estimated market
  values of $5,503,339 (9-30-96)
  and $6,835,210 (12-31-95)             5,583,791      6,809,508
Loans, net                             47,451,753     36,313,575
Investment in Community Mortgage            7,526         16,954
Property and equipment                    222,319        225,597
Other assets                              665,922        593,389
                                      -----------    -----------
  Total Assets                        $69,778,664    $52,921,257
                                      ===========    ===========

                    LIABILITIES AND SHAREHOLDERS' EQUITY


Liabilities:

Deposits
 Non-interest bearing deposits        $ 3,682,185    $ 4,026,059
 Interest bearing deposits             56,109,839     44,157,107
                                      -----------    -----------
  Total deposits                      $59,792,024    $48,183,166
Other liabilities                         827,131        694,965
                                      -----------    -----------
  Total Liabilities                   $60,619,155    $48,878,131
                                      -----------    -----------

Commitments & Contingencies

Shareholders' Equity:

Common stock - $3.00 par value,
 10,000,000 shares authorized;
 1,283,886 (9-30-96) and 781,786
 (12-31-95) shares issued
 and outstanding                      $ 3,851,658    $ 2,345,358
Paid-in-capital                         5,307,078      1,868,236
Retained earnings (deficit)                46,345       (187,710)
Unrealized (loss) on
 securities available-for-sale            (45,572)        17,242
                                      -----------    -----------
  Total Shareholders' Equity          $ 9,159,509    $ 4,043,126
                                      -----------    -----------
  Total Liabilities
   and Shareholders' Equity           $69,778,664    $52,921,257
                                      ===========    ===========

          Refer to notes to the consolidated financial statements.

                           COMMUNITY BANCSHARES, INC.
                           WILKESBORO, NORTH CAROLINA
                               INCOME STATEMENTS
                                  (UNAUDITED)

                                            For the nine months
                                            ended September 30,
                                            --------------------
                                           1996            1995
                                        ----------      ---------
Interest income                         $3,684,720     $2,884,315
Interest expense                         2,013,354      1,560,950
                                        ----------     ----------
Net interest income                     $1,671,366     $1,323,365

Provision for possible loan losses         152,500        103,213
                                        ----------     ----------

Net interest income (loss) after
 provision for possible loan losses     $1,518,866     $1,220,152
                                        ----------     ----------

Other income:
 Service fees and other charges         $   99,360     $   (7,875)
 Gain on sale of securities                  1,089         73,536
                                        ----------     ----------
  Total other income                    $  100,449     $   65,661
                                        ----------     ----------

Operating expenses:
  Salaries and benefits                 $  623,143     $  465,828
  Legal and professional                    46,024         53,556
  Depreciation                              47,431         31,808
  Amortization                              18,053         18,052
  Courier and postage                       45,292         36,656
  Rent expense                              63,635         53,347
  Data processing                           78,219         62,432
  Regulatory assessments                    41,380         50,547
  Other operating expenses                 296,030        198,173
                                        ----------     ----------
Total Expenses                          $1,259,207     $  970,399
                                        ----------     ----------

Income before taxes                     $  360,108     $  315,414

Income tax                                 126,053        134,292
                                        ----------     ----------

Net Income                              $  234,055     $  181,122
                                        ==========     ==========

Income per share                        $      .15     $      .19
                                        ==========     ==========

Weighted average
 common stock equivalents                1,518,401        938,143
                                        ==========     ==========





          Refer to notes to the consolidated financial statements.

                           COMMUNITY BANCSHARES, INC.
                           WILKESBORO, NORTH CAROLINA
                               INCOME STATEMENTS
                                  (UNAUDITED)

                                            For the three months
                                            ended September 30,
                                            --------------------
                                            1996            1995
                                            ----            ----
Interest income                         $1,341,135     $1,049,803
Interest expense                           722,733        610,838
                                        ----------     ----------
Net interest income                     $  618,402     $  438,965

Provision for possible loan losses          70,000         37,000
                                        ----------     ----------

Net interest income after
 provision for possible loan losses     $  548,402     $  401,965
                                        ----------     ----------

Other income:
 Service fees and other charges         $   41,069     $   35,507
 Gain/(loss) on sale of securities            --           (7,875)
                                        ----------     ----------
  Total other income                    $   41,069     $   27,632
                                        ----------     ----------

Operating expenses:
  Salaries and benefits                 $  223,522     $  158,621
  Legal and professional                    19,494         17,447
  Depreciation                              15,579         11,935
  Amortization                               6,018          6,017
  Courier and postage                       14,102         13,065
  Rent expense                              21,527         18,718
  Data processing                           27,442         21,960
  Regulatory assessments                     5,480         (2,909)
  Other operating expenses                 102,794         67,657
                                        ----------     ----------
Total Expenses                          $  435,958     $  312,510
                                        ----------     ----------

Income before taxes                     $  153,513     $  117,087

Income tax                                  49,665         47,745
                                        ----------     ----------

Net Income                              $  103,848     $   69,342
                                         =========     ==========

Income per share                        $      .07     $      .07
                                        ==========     ==========


Weighted average
 common stock equivalents                1,580,425        938,143
                                        ==========     ==========





          Refer to notes to the consolidated financial statements.

                           COMMUNITY BANCSHARES, INC.
                           WILKESBORO, NORTH CAROLINA
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                  Nine months ended
                                                    September 30,
                                                  -----------------
                                                  1996         1995
                                                  ----         ----
Cash flows from operating activities:       $    505,047   $    505,233
                                            ------------   ------------

Cash flows from investing activities
  Purchase of equipment                          (44,153)       (96,382)
  (Increase) in loans, net                   (11,290,678)    (7,045,249)
  Securities, available-for-sale
   Sale of securities                          1,616,300      1,243,547
   Purchase of securities                     (4,476,695)    (2,596,232)
   Maturities and pay-downs                    1,163,106      1,560,700
  Securities, held-to-maturity
   Purchase of securities                       (775,413)    (4,404,928)
   Maturities and pay-downs                    2,001,130        915,925
                                            ------------   ------------
Net cash used in investing activities       $(11,806,403)  $(10,422,619)
                                            ------------   ------------

Cash flows from financing activities
  Increase in deposits                      $ 11,608,858   $  8,320,134
  Proceeds from sale of stock                  4,945,142         62,020
                                            ------------   ------------
Net cash provided from financing activities $ 16,554,000   $  8,382,154
                                            ------------   ------------

Net increase in cash and cash equivalents   $  5,252,644   $ (1,535,232)
Cash and cash equivalents
 at beginning of period                        1,949,186      4,613,843
                                            ------------   ------------
Cash and cash equivalents at end of period  $  7,201,830   $  3,078,611
                                            ============   ============





          Refer to notes to the consolidated financial statements.

                           COMMUNITY BANCSHARES, INC.
                           WILKESBORO, NORTH CAROLINA
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1996



NOTE 1 - BASIS OF PRESENTATION

     The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 1995.


NOTE 2 - SUMMARY OF ORGANIZATION

     Community Bancshares, Inc., Wilkesboro, North Carolina (the "Company"), was incorporated under the laws of the State of North Carolina on June 11, 1990, for the purpose of becoming a bank holding company with respect to a proposed national bank, Wilkes National Bank (the "Bank"), located in Wilkesboro, North Carolina. Upon commencement of the Bank's planned principal operations on January 17, 1992, the Company acquired 100 percent of the voting stock of the Bank by injecting $3,750,000 into the Bank's capital accounts. An additional $1,620,000 was injected into the Bank's capital accounts during 1996.

     In 1990 during its initial stages, the Company filed a Registration Statement on a Form S-1 with the Securities and Exchange Commission offering for sale a minimum of 365,000 and a maximum of 660,000 shares of its common stock, $6.00 par value per share. During 1995, the Company's common stock was split two-for-one and its par value was adjusted to $3.00 per share. On March 8, 1996, the Company offered for sale up to 500,000 of its $3.00 par value common stock. As of September 30, 1996, 500,000 shares of the Company's common stock were sold for an aggregate net proceeds of $4,934,243. As of September 30, 1996 and December 31, 1995, there were 1,283,886 and 781,786 outstanding shares of common stock, respectively.

     At the time the Company was organized, it offered warrants to its organizers and to a group of initial subscribers. Each warrant, when surrendered with $5.50 to the Company, is convertible

                           COMMUNITY BANCSHARES, INC.
                           WILKESBORO, NORTH CAROLINA
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1996



into one share of common stock. The warrants expire ten years from January 17, 1992. At September 30, 1996 and December 31, 1995, there were 385,114 and 386,914 outstanding warrants, respectively.


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

                           COMMUNITY BANCSHARES, INC.
                           WILKESBORO, NORTH CAROLINA
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1996



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

                           COMMUNITY BANCSHARES, INC.
                           WILKESBORO, NORTH CAROLINA
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1996


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

     Organizational Costs. In accordance with FASB Statement No. 7, the Company and the Bank capitalized all direct organizational costs that were incurred in the expectation that they would generate future revenues or otherwise be of benefit after the Bank commenced operations. These capitalized costs are amortized over a sixty-month period using the straight line method. As of September 30, 1996 and December 31, 1995, total organizational costs, net of amortization, amounted to $8,023 and $26,076, respectively.

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

                           COMMUNITY BANCSHARES, INC.
                           WILKESBORO, NORTH CAROLINA
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1996



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

Total assets increased by $16.7 million to $69.8 million during the nine-month period ended September 30, 1996. The increase was generated primarily through an $11.6 million increase in deposits and a $5.0 million increase in equity from the sale of common stock. These funds were primarily utilized to expand the loan portfolio by $11.1 million, and cash and cash equivalents by $5.3 million. The opening of the second branch at Miller's Creek has contributed, and will continue to contribute, to the increase in deposits and loan demand.

Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The September 30, 1996 financial statements evidence a strong liquidity position as total cash and cash equivalents amounted to $7.2 million, representing 10.3% of total assets. Investment securities amounted to $14.2 million, representing 20.4% of total assets. These securities provide a secondary source of liquidity because they can be converted into cash in a timely manner. The subsidiary Bank is a member of the Federal Reserve System and is maintaining relationships with several correspondent banks and, thus, could obtain funds on short notice. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities, so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. There are no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

During the nine-month period ended September 30, 1996, the Company injected $1,620,000 into the Bank's capital accounts. The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital requirements by the Bank's primary regulator, the OCC.

                            Bank's       Minimum required
                        Sept. 30, 1996    by regulator
                        --------------    ------------
Leverage ratio                8.0%             4.0%
Risk weighted ratio          12.4%             8.0%

With respect to the leverage ratio, the regulator expects a minimum of 5.0 percent to 6.0 percent ratio for banks that are not rated CAMEL 1. Although the Bank is not rated CAMEL 1, its leverage ratio of 12.4% is above the required minimum.

The Company filed a Registration Statement on Form S-2 with the Securities and Exchange Commission, to sell a maximum of 500,000 shares at $10 per share. The Registration Statement was declared effective on March 8, 1996. As of September 30, 1996, the Company successfully completed the sale of 500,000 shares of common stock for a net proceeds of $4,934,243. As discussed earlier, $1,620,000 of the above funds were contributed to the Bank's capital accounts in order to support growth.


Results of Operations

For the three-month periods ended September 30, 1996 and 1995, net income amounted to $103,848 and $69,342, respectively. On a per-share basis, net income amounted to $.07 for each of the above periods. The improvement in net income is due to a higher net interest income and higher service fees and charges.

Net income for the nine-month period ended September 30, 1996 amounted to $234,055. These results compare favorably with the September 30, 1995 net income of $181,122. On a per share basis, net income for the nine-month periods ended September 30, 1996 and 1995 amounted to $.15 and $.19, respectively. Four major items are of a particular interest when one compares the September 30, 1996 results to those of September 30, 1995.

a. Net interest income, which represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities, has increased from $1,323,365 for the nine-month period ended September 30, 1995 to $1,671,366 for the same period one year later, representing an increase of $348,001, or 26.3%. This increase was attained primarily because of a $17.9 million increase in earning assets, from $47.9 million at September 30, 1995 to $65.8 million at September 30, 1996. For the three-month periods ended September 30, 1995 and 1996, net interest income rose from $438,965 to $618,402 representing an increase of $179,437, or 54.5%.

b. The net interest yield, defined as net interest income divided by average interest earning assets, has decreased from 4.10% for the nine-month period ended September 30, 1995 to 3.97% for the nine-month period ended September 30, 1996. This decline is attributed to a significant increase in the cost of funds. Below is pertinent information concerning the yield on earning assets and the cost of funds as of September 30, 1996.

                 Avg. Assets/       Interest        Yield/
Description      Liabilities     Income/Expense      Cost
-----------      -----------     --------------     ------
Federal funds    $ 1,341,922       $   48,180        4.79%
Securities        13,259,799          622,174        6.26%
Loans             41,494,179        3,014,366        9.69%
                 -----------       ----------        ----
  Total          $56,095,900       $3,684,720        8.76%
                 ===========       ----------        ----

Transactional
 accounts        $ 9,462,208       $  241,712        3.41%
Savings            1,786,694           79,327        5.92%
CD's              37,603,697        1,673,805        5.93%
Reverse repos        453,927           18,510        5.45%
                 -----------       ----------        ----
  Total          $49,306,226       $2,013,354        5.44%
                 ===========       ----------        ----

Net interest income                $1,671,366
                                   ==========

Net yield on earning assets                          3.97%
                                                     ====

       For the three-month period ended September 30, 1996, net interest yield rose from 3.94% to 3.97%

c. Total non-interest income has increased from $65,661 for the nine-month period ended September 30, 1995 to $100,449 for the nine-month period ended September 30, 1996. The above increase of 53.0% is attributed to higher volume in transactional accounts, and a higher fee schedule. For the three-month periods ended September 30, 1995 and 1996, non-interest income rose from $27,632 to $41,069, an increase of 48.6%.

d. Management was better able to control expenses. For the nine-month period ended September 30, 1996, operating expenses amounted to $1,259,207, representing an annualized 2.88% of average assets. By comparison, for the nine-month period ended September 30, 1995, operating expenses amounted to $970,399, representing an annualized 2.91% of average assets.

The following table presents information with respect to loans and the allocations to the allowance for loan losses as of September 30, 1996:

                                           Percent of   Allocation to
Loan category                  Amount        total        allowance
-------------                  ------      ----------   -------------
Commercial, financial
 agricultural                $20,686,504      43.1%      $216,000
Real estate - construction     4,223,454       8.8%        48,000
Real estate - mortgage        13,706,315      28.6%       120,000
Consumer loans                 9,329,145      19.5%        96,000
                             -----------     -----       --------
 Total                       $47,945,418     100.0%      $480,000
                             ===========     =====       ========

Unallocated portion of allowance                                    $13,665
                                                                    =======

As of September 30, 1996, loans aggregating $545,000 were accounted for on a non-accrual basis. Additionally, loans aggregating $423,000 were contractually past due 90 days or more as to principal and/or interest. There were no loans defined as "troubled debt restructuring".

During the nine-month period ended September 30, 1996, the allowance for loan losses has grown from $418,620 to $493,665. The allowance for loan losses as a percentage of gross loans, however, decreased from 1.14% at December 31, 1995 to 1.03% at September 30, 1996. The decline is due to increased loan volume. For the nine-month period ended September 30, 1996, the allowance for loan losses increased $152,500 through provisions and $3,137 through recoveries; the allowance decreased $80,592 due to charge-offs. The ratio of net charge-off to average loans outstanding at September 30, 1996 was .19%.

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

     27.1  Financial Data Schedule (for SEC use only)

     (b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended September 30, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        COMMUNITY BANCSHARES, INC.



Dated:  November 9, 1996                By: /s/ Ronald S. Shoemaker
        ----------------                    ---------------------------------
                                            Ronald S. Shoemaker President and
                                            Chief Executive Officer (chief
                                            executive and financial officer)