Form 10KSB40
period 1996-12-31
COMMUNITY BANCSHARES INC /NC/
filed 1997-03-31
CIK 867241

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            ----------------------

                                  FORM 10-KSB

                            ----------------------

                Annual Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934
                (No Fee Required, Effective October 7, 1996)

                  For the Fiscal Year Ended December 31, 1996

                ----------------------------------------------

                        Commission File Number 33-36512

                           COMMUNITY BANCSHARES, INC.

                          A North Carolina Corporation
                  (IRS Employer Identification No. 56-1693841)
                            1600 Curtis Bridge Road
                       Wilkesboro, North Carolina  28697
                                 (910) 838-4100

                ----------------------------------------------

                Securities Registered Pursuant to Section 12(b)
                    of the Securities Exchange Act of 1934:

                                     None
                    --------------------------------------

                Securities Registered Pursuant to Section 12(g)
                    of the Securities Exchange Act of 1934:

                                     None
                    --------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes    X       No
                                                   ---          ---

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenue for the fiscal year ended December 31, 1996:   $5,349,546

The aggregate market value of the Common Stock of the Registrant held by nonaffiliates of the Registrant (621,803 shares) on March 15, 1997, was $6,218,030. As of such date, no organized trading market existed for the Common Stock of the registrant. The aggregate market value was computed by reference to the offering price per share of the Common Stock of the registrant in a public offering of Common Stock recently completed by the Registrant. For the purposes of this response, directors, officers and holders of 5% or more of the Registrant's Common Stock are considered the affiliates of the Registrant at that date.

The number of shares outstanding of the Registrant's Common Stock, as of March 15, 1997: 1,285,886 shares of $3.00 par value Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------
                                     None.

Transitional Small Business Disclosure Format (check one)
Yes           No    X
    ---            ---

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

       Community Bancshares, Inc. (the "Company") is a registered bank holding company under the federal Bank Holding Company Act of 1956, as amended, and owns 100% of the outstanding capital stock of Wilkes National Bank, Wilkesboro, North Carolina (the "Bank"). The Company was incorporated under the laws of the State of North Carolina on June 11, 1990 as a mechanism to enhance the Bank's ability to serve its future customers' requirements for financial services. The holding company structure provides flexibility for expansion of the Company's banking business through acquisition of other financial institutions and the provision of additional banking-related services which the traditional commercial bank may not provide under present laws.

       The Bank commenced operations on January 17, 1992 in a permanent facility located at 1600 Curtis Bridge Road in Wilkesboro, North Carolina. The 1,800 square foot facility is being leased by the Bank from a director of the Company. The Bank opened a full service branch in North Wilkesboro in June 1994 and opened a full service branch in Millers Creek in February 1996. On January 30, 1997, the Bank filed an application with the Office of the Comptroller of the Currency (the "Comptroller") and the North Carolina Commissioner of Banks to establish a full service branch in Taylorsville, North Carolina. If the necessary approvals are obtained, the Bank anticipates that it will open the Taylorsville branch in the third quarter of 1997. There can be no assurance, however, that the Bank will be able to obtain the necessary approvals from the Comptroller or the Commissioner of Banks in order to open a branch in Taylorsville. See "--Supervision and Regulation."

       The Bank is a full service commercial bank, without trust powers. The Bank offers a full range of interest bearing and non-interest bearing accounts, including commercial and retail checking accounts, money market accounts, individual retirement and Keogh accounts, regular interest bearing statement savings accounts, certificates of deposit, commercial loans, real estate loans, home equity loans and consumer/installment loans. In addition, the Bank provides such consumer services as U.S. Savings Bonds, travelers checks, cashier's checks, safe deposit boxes, bank by mail services, direct deposit and automatic teller services.

       In May 1995, the Company's Board of Directors declared a two-for-one stock split, in the form of a 100% stock dividend, to all shareholders of record as of July 3, 1995. As a consequence to the stock split, the par value of the Common Stock was reduced from $6.00 to $3.00, while the number of outstanding shares was doubled. In addition, in March 1996, the Company commenced a public offering of up to 500,000 shares of Common Stock at a purchase price of $10.00. The Company competed the sale of 500,000 shares of Common Stock in September 1996.

MARKET AREA AND COMPETITION

       The primary service area for the Bank encompasses approximately 756 square miles in Wilkes County, North Carolina. Located in the Yadkin Valley on the eastern slope of the Blue Ridge Mountains, Wilkes County has a population of approximately 60,000. The largest employers in Wilkes County include Tyson Food Service, Inc. (poultry processing), Lowes Companies, Inc. (home improvement retailer), and Ithaca Industries, Inc. (hosiery manufacturer). Unemployment in Wilkes County in 1993, the last year for which information is available, was 4.7%, having decreased from 5.5% in 1991. Total employment in Wilkes County increased by 2.3% during the period from 1991 to 1993, reflecting modest growth in the Bank's primary market area during the period. According to the Wilkes Chamber of Commerce, the average cost of housing in Wilkes County is approximately $80,000, with real estate values being relatively stable over the past five years.

       Competition among financial institutions in this area is intense. There are 21 banking offices and one savings and loan association office within the primary service area of the Bank. Most of these offices are branches of or are affiliated with major bank holding companies. Financial institutions primarily compete with one another for deposits. In turn, a bank's deposit base directly affects such bank's loan activities and general growth. Primary methods of competition include interest rates on deposits and loans, service charges on deposit accounts and the designing of unique financial services products. The Bank is competing with financial institutions which have much greater financial resources than the Bank, and which may be able to offer more and unique services and possibly better terms to their customers. However, management of the Bank believes that the Bank will be able to attract sufficient deposits to enable the Bank to compete effectively with other area financial institutions. According to FDIC estimates, as of June 30, 1996, deposits at the Bank represented approximately 9.3% of total deposits of financial institutions in the Bank's primary service area. This compares with a market share of approximately 7.9% at June 30, 1995.

       The Bank is in competition with existing area financial institutions other than commercial banks and savings and loan associations, including insurance companies, consumer finance companies, brokerage houses, credit unions and other business entities which have recently been invading the traditional banking markets. Due to the growth of Wilkes County, it is anticipated that additional competition will continue from new entrants to the market.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

       The following is a presentation of the average consolidated balance sheet of the Company for the years ended December 31, 1996 and 1995. This presentation includes all major categories of interest-earning assets and interest-bearing liabilities:

                          AVERAGE CONSOLIDATED ASSETS

                                                                   YEARS ENDED DECEMBER 31,
                                                           --------------------------------------
                                                               1996                      1995
                                                           -------------              -----------
 Cash and due from banks . . . . . . . . . . .             $   2,139,879              $ 1,738,500
                                                           -------------              -----------
 Taxable securities  . . . . . . . . . . . . .                13,738,285               10,768,456

 Federal funds sold  . . . . . . . . . . . . .                 1,564,529                2,098,169

 Net loans . . . . . . . . . . . . . . . . . .                43,335,603               31,690,148
                                                           -------------              -----------
   Total earning assets  . . . . . . . . . . .                58,638,417               44,556,773

 Other assets  . . . . . . . . . . . . . . . .                   892,628                  712,998
                                                           -------------              -----------

   Total assets  . . . . . . . . . . . . . . .             $  61,670,924              $47,008,271
                                                           =============              ===========

                                     -2-

          AVERAGE CONSOLIDATED LIABILITIES AND STOCKHOLDERS' EQUITY


                                                              YEARS ENDED DECEMBER 31,
                                                        ----------------------------------
                                                           1996                     1995
                                                        ------------             ----------
 Non interest-bearing
   deposits  . . . . . . . . . . . . . . . . .           $ 3,206,703             $ 2,515,317

 NOW and money market deposits . . . . . . . .             9,581,245               9,027,849

 Savings deposits  . . . . . . . . . . . . . .             1,842,228               1,506,805

 Time deposits . . . . . . . . . . . . . . . .            39,450,272              29,480,018

 Federal funds and repurchase agreements . . .               339,825                 108,931

 Other liabilities . . . . . . . . . . . . . .               841,888                 543,318
                                                         -----------             -----------
   Total liabilities . . . . . . . . . . . . .            55,262,161              43,182,238

 Stockholders' equity  . . . . . . . . . . . .             6,408,763               3,826,033
                                                         -----------             -----------
   Total liabilities and
     stockholders' equity  . . . . . . . . . .           $61,670,924             $47,008,271
                                                         ===========             ===========

       The following is a presentation of an analysis of the net interest earnings of the Company for the period indicated with respect to each major category of interest-earning asset and each major category of interest-bearing liability:

                                                                        YEAR ENDED
                                                                     DECEMBER 31, 1996
                                                     ------------------------------------------------

                                                     AVERAGE               INTEREST             AVERAGE
                    ASSETS                            AMOUNT                EARNED               YIELD
                                                   ------------          ----------            ---------
 Taxable securities  . . . . . . . . . . .         $13,738,285           $  879,994               6.41%

 Federal funds sold  . . . . . . . . . . .           1,564,529               78,617               5.02

 Net loans . . . . . . . . . . . . . . . .          43,335,603(1)         4,268,735(2)            9.85
                                                   -----------           ----------

   Total earning assets  . . . . . . . . .         $58,638,417           $5,227,346               8.91
                                                   ===========           ==========


                                                      AVERAGE               INTEREST           AVERAGE
                 LIABILITIES                           AMOUNT                 PAID            RATE PAID
                                                     ------------           ---------         ---------
 NOW and money market deposits . . . . . .           $ 9,581,245              332,714             3.47%

 Savings deposits  . . . . . . . . . . . .             1,842,228               56,045             3.04

 Time deposits . . . . . . . . . . . . . .            39,450,272            2,394,053             6.07

 Federal funds and repurchase agreements .               339,825               18,511             5.45
                                                     -----------            ---------

   Total interest-
     bearing liabilities . . . . . . . . .           $51,213,570            2,801,323             5.47
                                                     ===========            =========

  Net yield on earning assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4.14%
                                                                                                  ====

-----------------------
(1) Eleven loans aggregating $18,781 were on non-accrual status on December 31, 1996.
(2) Interest earned on net loans includes $100,027 in loan fees and loan service fees.

                                                                  YEAR ENDED
                                                               DECEMBER 31, 1995
                                         --------------------------------------------------------

                                           AVERAGE              INTEREST                AVERAGE
                 ASSETS                     AMOUNT               EARNED                  YIELD
                --------                 -----------            ---------               -------
 Taxable securities  . . . . . . . . .   $10,768,456           $  686,923                 6.38%

 Federal funds sold  . . . . . . . . .     2,098,169              119,777                 5.71

 Net loans . . . . . . . . . . . . . .    31,690,148 (1)        3,192,119(2)             10.07
                                         -----------           ----------
   Total earning assets  . . . . . . .   $44,556,773           $3,998,819                 8.97
                                         ===========           ==========


                                             AVERAGE              INTEREST                AVERAGE
              LIABILITIES                     AMOUNT                PAID                 RATE PAID
              -----------                  ------------          -----------             ---------
 NOW and money market deposits . . . .      $ 9,027,849          $  336,476                3.73%

 Savings deposits  . . . . . . . . . .        1,506,805              67,534                4.48

 Time deposits . . . . . . . . . . . .       29,480,018           1,783,489                6.05

 Repurchase agreements . . . . . . . .          108,391               6,151                5.67
                                           ------------          ----------
   Total interest-
     bearing liabilities . . . . . . .      $40,014,672          $2,193,560                5.48
                                            ===========          ==========

  Net yield on earning assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4.05%

-----------------------
(1) Four loans aggregating $168,346 were on non-accrual status on December 31, 1995.
(2) Interest earned on net loans includes $67,109 in loan fees and loan service fees.

RATE/VOLUME ANALYSIS OF NET INTEREST INCOME

       The following shows the effect on interest income, interest expense and net interest income due to changes in average balances and rates for the years therein indicated. The effect of a change in average balance has been determined by multiplying the average rate in the earlier period by the difference in average balances between both time periods. The change in interest due to volume and rate has been allocated in proportion to the relationship of the absolute dollar amounts of the change in each.



                                                           YEAR ENDED DECEMBER 31, 1996
                                                                    COMPARED TO
                                                           YEAR ENDED DECEMBER 31, 1995
                                                           ----------------------------
                                                            INCREASE (DECREASE) DUE TO:

                                                VOLUME                     RATE                    TOTAL
                                               --------                   ------                  -------
 Interest earned on:

 Taxable securities  . . . . . . . .          $  189,834                   $  3,237               $  193,071

 Federal funds sold  . . . . . . . .             (27,903)                   (13,257)                 (41,160)

 Net loans . . . . . . . . . . . . .           1,144,668                    (68,052)               1,076,616
                                              ----------                   --------               ----------

   Total interest income . . . . . .           1,306,599                    (78,072)               1,228,527
                                              ----------                   --------               ----------

 Interest paid on:

 NOW and money market deposits . . .              27,444                    (31,206)                  (3,762)

 Savings deposits  . . . . . . . . .              25,880                    (37,369)                 (11,489)

 Time deposits . . . . . . . . . . .             604,654                      5,910                  610,564

 Federal funds and repurchase
   agreements  . . . . . . . . . . .              12,588                       (228)                  12,360
                                              ----------                   --------               ----------
   Total interest expense  . . . . .             670,566                    (62,893)                 607,673
                                              ----------                   --------               ----------

 Change in net interest income . . .          $  636,033                   $(15,179)              $  620,854
                                              ==========                   ========               ==========


                                                              YEAR ENDED DECEMBER 31, 1995
                                                                       COMPARED TO
                                                              YEAR ENDED DECEMBER 31, 1994
                                                              ----------------------------
                                                               INCREASE (DECREASE) DUE TO:

                                                 VOLUME                    RATE                     TOTAL
                                                 ------                    ----                     -----
 Interest earned on:

 Taxable securities  . . . . . . . .            $199,797                  $ 98,018               $  297,815

 Federal funds sold  . . . . . . . .             (39,935)                   35,257                   (4,678)

 Net loans . . . . . . . . . . . . .             792,381                   280,757                1,073,138
                                                --------                  --------               ----------
   Total interest income . . . . . .             952,243                   414,032                1,366,275
                                                --------                  --------               ----------
 Interest paid on:

 NOW and money market deposits . . .               3,627                    49,632                   53,259

 Savings deposits  . . . . . . . . .               8,390                    20,376                   28,766

 Time deposits . . . . . . . . . . .             552,648                   321,626                  874,274

 Repurchase agreements . . . . . . .               3,076                     3,075                    6,151
                                                --------                  --------               ----------

   Total interest expense  . . . . .             567,741                   394,709                  962,450
                                                --------                  --------               ----------
 Change in net interest income . . .            $384,502                  $ 19,323               $  403,825
                                                ========                  ========               ==========

DEPOSITS

       The Bank offers a full range of interest bearing and non-interest bearing accounts, including commercial and retail checking accounts, money market accounts, individual retirement and Keogh accounts, regular interest bearing statement savings accounts and certificates of deposit with fixed and variable rates and a range of maturity date options. The sources of deposits are residents, businesses and employees of businesses within the Bank's market area, obtained through the personal solicitation of the Bank's officers and directors, direct mail solicitation and advertisements published in the local media. The Bank pays competitive interest rates on time and savings deposits up to the maximum permitted by law or regulation. In addition, the Bank has implemented a service charge fee schedule competitive with other financial institutions in the Bank's market area, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges and the like.

       The following table presents, for the periods indicated, the average amount of and average rate paid on each of the following deposit categories:

                                                               YEAR ENDED
                                                          DECEMBER 31, 1996
                                          --------------------------------------------------

             DEPOSIT CATEGORY                  AVERAGE AMOUNT            AVERAGE RATE PAID
             ----------------                  ---------------           -----------------
            Non interest-bearing
              demand deposits . . . . .         $ 3,206,703                 Not Applicable

            NOW and money
              market deposits . . . . .         $ 9,581,245                      3.47%

            Savings deposits  . . . . .         $ 1,842,228                      3.04%

            Time deposits . . . . . . .         $39,450,272                      6.07%

            Federal funds and
              repurchase agreements . .         $   339,825                      5.45%

                                                                  YEAR ENDED
                                                             DECEMBER 31, 1995
                                               -------------------------------------------

      DEPOSIT CATEGORY                         AVERAGE AMOUNT            AVERAGE RATE PAID
      ----------------                         ---------------           -----------------
      Non interest-bearing
        demand deposits . . . . . . .           $ 2,515,317                 Not Applicable

      NOW and money
        market deposits . . . . . . .           $ 9,027,849                      3.73%

      Savings deposits  . . . . . . .           $ 1,506,805                      4.48%

      Time deposits . . . . . . . . .           $29,480,018                      6.05%

      Repurchase agreements . . . . .           $   108,391                      5.67%

       The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more and respective maturities for the year ended December 31, 1996:

                                                   TIME
                                               CERTIFICATES
                                                OF DEPOSIT
                                               -------------
                   3 months or less   . . .          $ 4,578
                   3-6 months   . . . . . .            5,697
                   6-12 months  . . . . . .            3,501
                   over 12 months   . . . .              930
                                                     -------

                     Total  . . . . . . . .          $14,706
                                                     =======

LOAN PORTFOLIO

       The Bank engages in a full complement of lending activities, including commercial, consumer/installment and real estate loans. As of December 31, 1996, the Bank had a legal lending limit for unsecured loans of up to $850,500 to any one person. See "-- Supervision and Regulation."

       Commercial lending is directed principally towards businesses whose demands for funds fall within the Bank's legal lending limits and which are potential deposit customers of the Bank. This category of loans includes loans made to individual, partnership or corporate borrowers, and obtained for a variety of business purposes. Particular emphasis is placed on loans to small and medium-sized businesses. The Bank's real estate loans consist of residential first and second mortgage loans as well as residential construction loans.

       The Bank's consumer loans consist primarily of installment loans to individuals for personal, family and household purposes, including automobile loans to individuals and pre-approved lines of credit.

       While risk of loss in the Bank's loan portfolio is primarily tied to the credit quality of the various borrowers, risk of loss may also increase due to factors beyond the Bank's control, such as local, regional and/or national economic downturns. General conditions in the real estate market may also impact the relative risk in the Bank's real estate portfolio. Of the Bank's target areas of lending activities, commercial loans are generally considered to have greater risk than real estate loans or consumer installment loans.

       Management of the Bank intends to originate loans and to participate with other banks with respect to loans which exceed the Bank's lending limits. Management of the Bank does not believe that loan participations will necessarily pose any greater risk of loss than loans which the Bank originates.

       The following is a description of each of the major categories of loans in the Bank's loan portfolio:

       Commercial, Financial and Agricultural. These loans are customarily granted to local business customers on a fully collateralized basis to meet local credit needs. The loans can be extended for periods of between one year and five years and are usually structured to fully amortize over the term of the loan or balloon after the third year or fifth year of the loan with an amortization up to 10 years. The terms and loan structure are dependent on the collateral and strength of the borrower. The loan to value ratios range from 50% to 75%. The risks of these types of loans depend on the general business conditions of the local economy and the local business borrower's ability to sell its products and services in order to generate sufficient business profits to repay the

Bank under the agreed upon terms and conditions. The value of the collateral held by the Bank as a measure of safety against loss is most volatile in this loan category. There are presently no agricultural loans in the Bank's loan portfolio.

       Real Estate - Construction. These loans are made for the construction of single family residences in the Bank's market area. The loans are granted to qualified individuals with down payments of at least 20% of the appraised value or contract price, whichever is less. The interest rates fluctuate at 1% to 2% above the Bank's prime interest rate during the six month construction period. The Bank charges a fee of 1% to 2% in addition to the normal closing costs. These loans generally command higher rates and fees commensurate with the risk warranted in the construction lending field. The risk in construction lending is dependent upon the performance of the builder in building the project to the plans and specifications of the borrower and the Bank's ability to administer and control all phases of the construction disbursements. Upon completion of the construction period, the mortgage is converted to a permanent loan and normally sold to an investor in the secondary mortgage market.

       Real Estate - Mortgage. These loans are granted to qualified individuals for the purchase of existing single family residences in the Bank's market area. Both fixed and variable rate loans are offered with competitive terms and fees consistent with national mortgage investor guidelines. For mortgage loans held for sale, the Bank sells the mortgages within a period of 30 days to 365 days to a pre-determined mortgage investor and retains the origination fees. The risk of this type of activity depends on the salability of the loan to national investors and interest rate changes. Delivering these loans to the end investor on a mandatory basis and meeting the investor's quality control procedures limits the Bank's risk of making adjustable rate mortgage loans. The risk assumed by the Bank is conditioned upon the Bank's internal controls, loan underwriting and market conditions in the national mortgage market. The Bank retains loans for its portfolio when it has sufficient liquidity to fund the needs of its established customers and when rates are favorable to retain the loans. The loan underwriting standards and policies are generally the same for both loans sold in the secondary market and those retained in the Bank's portfolio.

       The Bank's adjustable rate mortgages include lifetime interest rate caps. All such loans are qualified and underwritten to meet FHLMC guidelines and no negative amortized loans are offered. No loans carry a prepayment penalty clause and therefore can be paid out or refinanced at a fixed rate, thus reducing the default risk. These loans are priced according to proper index and margin, and should not lag behind funding costs.

       Installment Loans. These loans are granted to individuals for the purchase of personal goods such as automobiles, recreational vehicles, mobile homes and for the improvement of single family real estate in the form of second mortgages. The Bank obtains a lien against the item purchased by the consumer and holds title until the loan is repaid in full. These loans are generally granted for periods ranging between one and five years at fixed rates of interest 1% to 4% above the Bank's prime interest rate. The loan to value ratios range from 60% to 80%. Loss or decline of income by the borrower due to layoffs, divorce or unexpected medical expenses represent unplanned occurrences that may represent risk of default to the Bank. In the event of default, a shortfall in the value of the collateral may pose a loss to the Bank in this loan category.

       The Bank also offers home equity loans to qualified borrowers. The interest rate floats at one to two percent above the prime interest rate quoted in The Wall Street Journal and it is capped at 18%. The loan to appraised value cannot exceed 80% and the maturity is limited to ten years. Credit quality reviews are conducted every two years to determine if the credit is still warranted. Monthly payments are required with the minimum payment equaling 2% of the outstanding loan balance. The Bank requires a first or second mortgage position and loans are made on principal residences only.

       Lease Financing. The Bank offers leases to qualified individuals, businesses and municipalities to lease machinery, rolling stock and equipment. Terms and fees are consistent with local market competition. Leases are at fixed terms with "fair market value residuals" assigned at the maturity of the lease. The Bank works with qualified outside agents who originate leases and obtain useful life estimates and market values of equipment based on national averages. Terms of leases generally range from two (2) to five (5) years. The Bank arranges competitive purchases of specified equipment and retains title to it during the lease. Monthly payments are required, normally in the amount of 3% of the outstanding balance. The Bank avoids limited-use equipment with limited resale value and frequently arranges buyback agreements with manufacturers to reduce risks resulting from reselling equipment.

       The following table presents various categories of loans contained in the Bank's loan portfolio for the period indicated and the total amount of all loans for such period:


                                                                             AS OF DECEMBER 31,
                                                                             ------------------
            TYPE OF LOAN                                                       1996        1995
            ------------                                                       ----        ----
            Domestic:

            Commercial, financial
               and agricultural . . . . . . . . . .                      $18,575,306      $10,939,199

              Real estate-construction  . . . . . .                        4,919,198        3,083,075

              Real estate-mortgage  . . . . . . . .                       17,363,240       14,027,340

              Installment and other loans to                              12,007,846
                individuals . . . . . . . . . . . .                                         8,028,204

              Lease financing . . . . . . . . . . .                          540,241          654,377
                                                                         -----------       ----------
              Subtotal  . . . . . . . . . . . . . .                       53,405,831       36,732,195

              Less: Allowance for possible
               loan losses  . . . . . . . . . . . .                         (619,133)        (418,620)
                                                                         -----------     ------------

            Total (net of allowance)  . . . . . . .                      $52,786,698      $36,313,575
                                                                         ===========      ===========

       The following is a presentation of an analysis of maturities of loans as of December 31, 1996:

                                      DUE IN 1      DUE AFTER 1      DUE AFTER
TYPE OF LOAN                        YEAR OR LESS    TO 5 YEARS        5 YEARS            TOTAL
------------                        ------------    -----------      ---------           -----
                                                      (IN THOUSANDS)
Commercial, financial
  and agricultural  . . . . . . .        $17,788      $     787   $         --         $18,575

Real estate-construction  . . . .          4,919             --             --           4,919
                                         -------      ---------    -----------         -------
  Total . . . . . . . . . . . . .        $22,707      $     787   $         --         $23,494
                                         =======      =========    ===========         =======

For the above loans, the following is a presentation of an analysis of sensitivities to changes in interest rates as of December 31, 1996:

                                        DUE IN 1       DUE AFTER     DUE AFTER
INTEREST CATEGORY                   YEAR OR LESS    1 TO 5 YEARS       5 YEARS           TOTAL
-----------------                   ------------   -------------     ---------           -----
                                                  (IN THOUSANDS)
Predetermined interest rate . . .        $ 7,139       $    787      $      --         $ 7,926

Floating interest rate  . . . . .         15,568             --             --          15,568
                                         -------       --------      ---------         -------
  Total . . . . . . . . . . . . .        $22,707       $    787      $      --         $23,494
                                         =======       ========      =========         =======

       As of December 31, 1996, eleven loans totalling $18,781 were accounted for on a non-accrual basis, and no loans were defined as "troubled debt restructurings." As of December 31, 1996, non-accrual loans represented .04% of total loans, while the ratio of the allowance for loan losses to non-accrual loans was 33.0 to 1.0. At December 31, 1996, there were eleven loans totalling $235,930 which were accruing interest but contractually past due 90 days or more. These loans were well secured and in the process of collection.

       As of December 31, 1995, four loans totalling $168,346 were accounted for on a non-accrual basis, no accruing loans were contractually past due 90 days or more as to principal and interest payments and no loans were defined as "troubled debt restructurings." As of December 31, 1995, non-accrual loans represented 0.46% of total loans, while the ratio of the allowance for loan losses to non-accrual loans was 2.5 to 1.0.

       As of December 31, 1996, there are no loans not disclosed above that are classified for regulatory purposes as doubtful, substandard or special mention which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.
There are no loans not disclosed above where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

       Accrual of interest is discontinued on a loan when management of the Bank determines upon consideration of economic and business factors affecting collection efforts that collection of interest is doubtful. Additional interest income of approximately $738 in 1996 would have been recorded if all loans accounted for on a non-accrual basis had been current in accordance with the original terms. No interest income has been recognized during 1996 on loans that have been accounted for on a non-accrual basis. Additional interest income of approximately $16,919 in 1995 would have been recorded if all loans accounted for on a non-accrual basis had been current in accordance with their original terms. No interest income was recognized during 1995 on loans that have been accounted for on a non-accrual basis.

SUMMARY OF LOAN LOSS EXPERIENCE

       An analysis of the Bank's loss experience is furnished in the following table for the periods indicated, as well as a breakdown of the allowance for possible loan losses:

              ANALYSIS OF THE ALLOWANCE FOR POSSIBLE LOAN LOSSES



                                                                                YEARS ENDED DECEMBER 31,
                                                                                ------------------------
                                                                                  1996              1995
                                                                                  ----              ----
              Balance at beginning
                of period . . . . . . . . . . . . . . . . . . . . . . . .       $418,620           $360,000
                                                                                --------           --------

              Charge-offs:
                Installment and other loans to individuals  . . . . . . .         (9,311)           (18,534)
                Real estate mortgages . . . . . . . . . . . . . . . . . .         (7,246)           (10,738)
                Commercial, financial, agricultural . . . . . . . . . . .        (80,106)           (53,978)
                                                                                --------           --------
                                                                                 (96,663)           (83,250)
              Recoveries:
               Real estate mortgages  . . . . . . . . . . . . . . . . . .          9,676              2,657
                                                                                --------           --------

              Net charge-offs . . . . . . . . . . . . . . . . . . . . . .        (86,987)           (80,593)
                                                                                --------           --------

              Additions charged
                to operations . . . . . . . . . . . . . . . . . . . . . .        287,500            139,213
                                                                                --------           --------
              Balance at end of period  . . . . . . . . . . . . . . . . .       $619,133           $418,620
                                                                                ========           ========
              Ratio of net charge-offs
                during the period to
                average loans out-
                standing during the
                period  . . . . . . . . . . . . . . . . . . . . . . . . .            .20%               .25%
                                                                                ========           ========

         At December 31, 1996 the allowance was allocated as follows:

                                                                             PERCENT OF LOANS
                                                                             IN EACH CATEGORY
                                                    AMOUNT                   TO TOTAL LOANS
                                                    ------                   ----------------
Commercial, financial and
  agricultural  . . . . . . . . . . . . . .         $ 245,400                      34.8%
Real estate - construction  . . . . . . . .            62,000                       9.2
Real estate - mortgage  . . . . . . . . . .           157,900                      32.5
Installment and other loans to
  individuals . . . . . . . . . . . . . . .           125,000                      22.5
Lease financing . . . . . . . . . . . . . .             9,300                       1.0
Unallocated . . . . . . . . . . . . . . . .            19,533                        --
                                                    ---------                     -----
     Total  . . . . . . . . . . . . . . . .         $ 619,133                     100.0%
                                                    =========                     =====


       At December 31, 1995 the allowance was allocated as follows:

                                                                             PERCENT OF LOANS
                                                                             IN EACH CATEGORY
                                                    AMOUNT                   TO TOTAL LOANS
                                                    ------                   ----------------
Commercial, financial and
  agricultural  . . . . . . . . . . . . . .          $154,900                    29.8%
Real estate - construction  . . . . . . . .            37,600                     8.4
Real estate - mortgage  . . . . . . . . . .           134,000                    38.2
Installment and other loans to
  individuals . . . . . . . . . . . . . . .            73,000                    21.8
Lease financing . . . . . . . . . . . . . .             8,000                     1.8
Unallocated . . . . . . . . . . . . . . . .            11,120                     N/A
                                                     --------                   -----

     Total  . . . . . . . . . . . . . . . .          $418,620                   100.0%
                                                     ========                   =====


LOAN LOSS RESERVE

       In considering the adequacy of the Company's allowance for possible loan losses, management has focused on the fact that as of December 31, 1996, 34.8% of outstanding loans are in the category of commercial loans, which includes commercial real estate loans and agricultural loans. Commercial loans are generally considered by management as having greater risk than other categories of loans in the Company's loan portfolio. However, over 85% of these commercial loans at December 31, 1996 were made on a secured basis. Management believes that the secured condition of the preponderant portion of its commercial loan portfolio greatly reduces any risk of loss inherently present in commercial loans.

       The Company's consumer loan portfolio is also well secured. At December 31, 1996 the majority of the Company's consumer loans were secured by collateral primarily consisting of automobiles, boats and other personal property. Management believes that these loans involve less risk than commercial loans.

       Real estate mortgage loans constituted 32.5% of outstanding loans at December 31, 1996. All loans in this category represent residential real estate mortgages where the amount of the original loan generally does not exceed 80% of the appraised value of the collateral. These loans are considered by management to be well secured with a low risk of loss.

       A review of the loan portfolio by an independent firm is conducted annually. The purpose of this review is to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loan losses. The review includes analyses of historical performance, the level of non-conforming and rated loans, loan volume and activity, review of loan files and consideration of economic conditions and other pertinent information. Upon completion, the report is approved by the Board and management of the Bank. In addition to the above review, the Bank's primary regulator, the Comptroller, also conducts an annual examination of the loan portfolio. Upon completion, the Comptroller presents their report of findings to the Board and management of the Bank. Information provided from the above two independent sources, together with information provided by the management of the Bank and other information known to members of the Board are utilized by the Board to monitor, on a quarterly basis, the loan portfolio. Specifically, the Board attempts to identify risks inherent in the loan portfolio (e.g., problem loans, potential problem loans and loans to be charged-off), assess the overall quality and collectibility of the loan portfolio, and determine amounts of the allowance for loan losses and the provision for loan losses to be reported based on the results of their review.

INVESTMENTS

       As of December 31, 1996, investment securities comprised approximately 22.4% of the Bank's assets and net loans comprised approximately 70.6% of the Bank's assets. The Bank invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States, including mortgage-backed securities, and other taxable securities. In addition, the Bank enters into Federal Funds transactions with its principal correspondent banks, and acts as a net seller of such funds. The sale of Federal Funds amounts to a short-term loan from the Bank to another bank.

       The following table presents, for the periods indicated, the book value of the Bank's investments, reported by those available for-sale and those held-to-maturity:

     INVESTMENT
      CATEGORY                                                      DECEMBER 31,
     ----------                                                 --------------------
                                                               1996              1995
                                                               ----              ----
Available-for-sale:
------------------

Obligations of U.S. Treasury
  and other U.S. Agencies . . . . . . . . . . .             $11,190,080      $6,755,393

Mortgage backed securities  . . . . . . . . . .                      --          72,997

Federal Reserve Bank Stock  . . . . . . . . . .                 112,500         112,500

Other Securities  . . . . . . . . . . . . . . .                      --          72,158
                                                            -----------      ----------

     Total  . . . . . . . . . . . . . . . . . .             $11,302,580      $7,013,048
                                                            ===========      ==========


     INVESTMENT
      CATEGORY                                                      DECEMBER 31,
     ----------                                                ----------------------
                                                               1996              1995
                                                               ----              ----
Held-to-Maturity:


Obligations of U.S. Treasury
  and other U.S. Agencies . . . . . . . . . . .           $3,735,832         $3,200,163

Mortgage backed securities  . . . . . . . . . .                   --            418,166

Other securities  . . . . . . . . . . . . . . .            1,679,004          3,191,179
                                                          ----------         ----------

     Total  . . . . . . . . . . . . . . . . . .           $5,414,836         $6,809,508
                                                          ==========         ==========


       The following table indicates for the year ended December 31, 1996 the amount of investments due in (i) one year or less, (ii) one to five years,
(iii) five to ten years, and (iv) over ten years:


INVESTMENT                                                                        WEIGHTED AVERAGE
 CATEGORY                                                   AMOUNT                     YIELD(1)
                                                            ------                ----------------

Available-for-Sale:


Obligations of U.S. Treasury
  and other U.S. Agencies:
  0 - 1 Yr. . . . . . . . . . . . . . . . . . . .        $ 1,674,752                    5.78%

  Over 1 through 5 Yrs. . . . . . . . . . . . . .          9,456,640                    6.36

  Over 10 Yrs.  . . . . . . . . . . . . . . . . .             58,688                    6.60

FRB stock (no maturity) . . . . . . . . . . . . .            112,500                    6.0

  Total:  . . . . . . . . . . . . . . . . . . . .        $11,302,580                    6.27
                                                         ===========

--------------------

(1)    The Company has not invested in any tax exempt obligations.


INVESTMENT                                                                         WEIGHTED AVERAGE
 CATEGORY                                                   AMOUNT                      YIELD(1)
                                                            ------                 ----------------
Held-to-Maturity:


Obligations of U.S. Treasury
  and other U.S. Agencies:

  Over 1 through 5 Yrs. . . . . . . . . . . . . .         $1,826,454                    6.49%
  Over 5 through 10 Yrs.  . . . . . . . . . . . .          1,679,753                    6.57%
  Over 10 Yrs.  . . . . . . . . . . . . . . . . .            229,625                    6.28%

 Other Securities:

  Over 1 through 5 Yrs  . . . . . . . . . . . . .            212,707                    6.45
  Over 5 through 10 Yrs . . . . . . . . . . . . .             28,402                    6.84
  Over 10 Yrs . . . . . . . . . . . . . . . . . .          1,437,895                    6.66

  Total:  . . . . . . . . . . . . . . . . . . . .         $5,414,836                    6.55
                                                          ==========

--------------------

(1)    The Company has not invested in any tax exempt obligations.

RETURN ON EQUITY AND ASSETS

       Returns on average consolidated assets and average consolidated equity for the periods indicated are as follows:

                                                                  YEARS ENDED DECEMBER 31,
                                                                  ------------------------
                                                                    1996             1995
                                                                    ----             ----
              Return on Average Assets  . . . . . . . . .           .57%              .62%
              Return on Average Equity  . . . . . . . . .           5.5%              7.6%
              Average Equity to Average
              Assets Ratio  . . . . . . . . . . . . . . .         10.39%             8.14%
              Dividend Payout Ratio   . . . . . . . . . .            --                --

ASSET/LIABILITY MANAGEMENT

       It is the objective of the Bank to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing and capital policies. Certain of the officers of the Bank will be responsible for monitoring policies and procedures that are designed to ensure acceptable composition of the asset/liability mix, stability and leverage of all sources of funds while adhering to prudent banking practices. It is the overall philosophy of management to support asset growth primarily through growth of core deposits, which include deposits of all categories made by individuals, partnerships and corporations. Management of the Bank seeks to invest the largest portion of the Bank's assets in commercial, consumer and real estate loans.

       The Bank's asset/liability mix is monitored on a daily basis with a monthly report reflecting interest-sensitive assets and interest-sensitive liabilities being prepared and presented to the Bank's Board of Directors. The objective of this policy is to control interest-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on the Bank's earnings.

CORRESPONDENT BANKING

       Correspondent banking involves the providing of services by one bank to another bank which cannot provide that service for itself from an economic or practical standpoint. The Bank is required to purchase correspondent services offered by larger banks, including check collections, purchase of Federal Funds, security safekeeping, investment services, coin and currency supplies, overline and liquidity loan participations and sales of loans to or participations with correspondent banks.

       The Bank sells loan participations to correspondent banks with respect to loans which exceed the Bank's lending limit. As compensation for services provided by a correspondent, the Bank may maintain certain balances with such correspondents in non-interest bearing accounts. At December 31, 1996 the Bank had outstanding participations totaling $1,462,375.

DATA PROCESSING

       The Bank has entered into a data processing servicing agreement with Central Service Corp. This servicing agreement provides for the Bank to receive a full range of data processing services, including an automated general ledger, deposit accounting, commercial, real estate and installment lending data processing, payroll, central information file and ATM processing and investment portfolio accounting.

FACILITIES

       The Bank operates out of an approximately 1,800 square foot facility located at 1600 Curtis Bridge Road in Wilkesboro, North Carolina. The facility includes four teller stations, one office, a vault, a night depository, and a drive-in window. The Bank opened a full service branch, located in North Wilkesboro, in June 1994. This 1,700 square foot facility contains five teller stations, a drive-in window and an operations area. The Bank leases the 1600 Curtis Bridge Road facility and the Company subleases the North Wilkesboro facility to the Bank at a rate which includes reimbursement to the Company or payment of rent, taxes, insurance, repairs and maintenance of the property.
The Company's Millers Creek branch office opened in February 1996. This 2,000 square foot facility contains five teller stations, two drive-in windows, a vault, a night depository and safe deposit boxes.

       In anticipation of opening a full service branch in Taylorsville, North Carolina, the Company purchased 1.6 acres of land and a 22,000 square foot facility in Taylorsville at the intersection of Highway 90 and Highway 16 for a purchase price of $275,000. The Company intends to renovate 5,600 square feet of this facility to house the operations of the Taylorsville branch and renovate and lease the remaining space to other businesses. Approximately 3,600 square feet of the facility will be used for the Bank's branch facility and will contain six teller stations, two drive-in windows, four offices, a vault, safe deposit boxes, a night depository and an automated teller machine. The remaining 2,000 square feet will be used for future expansion of the Bank. The Company estimates that it will cost approximately $300,000 to renovate the 5,600 square feet that will be used to house the Bank's Taylorsville branch office.

       The Company also leases 2,000 square feet of office space in Wilkes Mall, Wilkesboro, North Carolina. This facility houses certain of the Company's administrative and operational functions.

EMPLOYEES

       The Bank presently employs 25 persons on a full-time basis, including ten officers and three persons on a part- time basis. The Bank will hire additional persons as needed, including additional tellers and financial service representatives.

MONETARY POLICIES

       The results of operations of the Bank will be affected by credit policies of monetary authorities, particularly the Federal Reserve Board. The instruments of monetary policy employed by the Federal Reserve Board include open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, changes in reserve requirements against member bank deposits and limitations on interest rates which member banks may pay on time and savings deposits. In view of changing conditions in the national economy and in the money markets, as well as the effect of action by monetary and fiscal authorities, including the Federal Reserve Board, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of the Bank.

SUPERVISION AND REGULATION

       The Company and the Bank operate in a highly regulated environment, and their business activities are governed by statute, regulation and administrative policies. The business activities of the Company and the Bank are closely supervised by a number of state and federal regulatory agencies, including the Federal Reserve Board, the Comptroller and the Federal Deposit Insurance Corporation ("FDIC").

       The Company is regulated by the Federal Reserve Board under the federal Bank Holding Company Act of 1956, which requires every bank holding company to obtain the prior approval of the Federal Reserve Board before acquiring more than 5% of the voting shares of any bank or all or substantially all of the assets of a bank, and before merging or consolidating with another bank holding company. The Federal Reserve Board (pursuant to regulation and published policy statements) has maintained that a bank holding company must serve as a source of financial strength to its subsidiary banks. In adhering to the Federal Reserve Board policy the Company may be required to provide financial support to a subsidiary bank at a time when, absent such Federal Reserve Board policy, the Company may not deem it advisable to provide such assistance.

       Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, the existing restrictions on interstate acquisitions of banks by bank holding companies have been repealed, such that the Company and any other bank holding company located in North Carolina is able to acquire a bank located in any other state, and a bank holding company located outside North Carolina can acquire any North Carolina-based bank, in either case subject to certain deposit percentage and other restrictions. The legislation also provides that, unless an individual state elects beforehand either (i) to accelerate the effective date or (ii) to prohibit out-of-state banks from operating interstate branches within its territory, on or after June 1, 1997, adequately capitalized and managed bank holding companies will be able to consolidate their multistate bank operations into a single bank subsidiary and to branch interstate through acquisitions. De novo branching by an out-of-state bank would be permitted only if it is expressly permitted by the laws of the host state. The authority of a bank to establish and operate branches within a state will continue to be subject to applicable state branching laws. The State of North Carolina has elected to accelerate the effective date to July 1, 1995.

       A bank holding company is generally prohibited from acquiring control of any company which is not a bank and from engaging in any business other than the business of banking or managing and controlling banks. However, there are certain activities which have been identified by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto and thus permissible for bank holding companies, including the following activities: acting as investment or financial advisor to subsidiaries and certain outside companies; leasing personal and real property or acting as a broker with respect thereto; providing management consulting advice to nonaffiliated banks and nonbank depository institutions; operating collection agencies and credit bureaus; acting as a futures commission merchant; providing data processing and data transmission services; acting as an insurance agent or underwriter with respect to limited types of insurance; performing real estate appraisals; arranging commercial real estate equity financing; providing securities brokerage services; providing certain types of courier services and underwriting and dealing in obligations of the United States, the states and their political subdivisions. In determining whether an activity is so closely related to banking as to be permissible for bank holding companies, the Federal Reserve Board is required to consider whether the performance of such activities by a bank holding company or its subsidiaries can reasonably be expected to produce such benefits to the public as greater convenience, increased competition and gains in efficiency that outweigh such possible adverse effects as undue concentration of resources, decreased or unfair competition, conflicts of interest and unsound banking practices. Generally, bank holding companies are required to obtain prior approval of the Federal Reserve Board to engage in any new activity not previously approved by the Federal Reserve Board.

       As a national bank, the Bank is subject to the supervision of the Comptroller and, to a limited extent, the FDIC and the Federal Reserve Board. With respect to expansion, national banks situated in the State of North Carolina may establish branches anywhere within the state provided that the proposed branch will meet the needs and promote the convenience of the community in which it is to be located, the probable volume of business is sufficient to assure and maintain the solvency of the branch, and certain minimum capital requirements are met. The Bank also will be subject to the North Carolina banking and usury laws restricting the amount of interest which it may charge in making loans or other extensions of credit.

       Loans and extensions of credit by national banks are subject to legal lending limitations. Under federal law, a national bank may grant unsecured loans and extensions of credit in an amount up to 15% of its unimpaired capital and surplus to any person if the loans and extensions of credit are not fully secured by collateral having a market value at least equal to their face amount. In addition, a national bank may grant loans and extensions of credit to a single person up to 10% of its unimpaired capital and surplus, provided that the transactions are fully secured by readily marketable collateral having a market value determined by reliable and continuously available price quotations at least equal to the amount of funds outstanding. This 10% limitation is separate from, and in addition to, the 15% limitation for unsecured loans. Loans and extensions of credit may exceed the general lending limit if they qualify under one of several exceptions. Such exceptions include certain loans or extensions of credit arising from the discount of commercial or business paper, the purchase of bankers' acceptances, loans secured by documents of title, loans secured by U.S. obligations, and loans to or guaranteed by the federal government.

       Both the Company and the Bank are subject to regulatory capital requirements imposed by the Federal Reserve Board and the Comptroller. In 1989, both the Federal Reserve Board and the Comptroller issued new risk-based capital guidelines for bank holding companies and banks which make regulatory capital requirements more sensitive to differences in risk profiles of various banking organizations. The capital adequacy guidelines issued by the Federal Reserve Board are applied to bank holding companies on a consolidated basis with the banks owned by the holding company. The Comptroller's risk capital guidelines apply directly to national banks regardless of whether they are a subsidiary of a bank holding company. Both agencies' requirements (which are substantially similar), provide that banking organizations must have capital equivalent to 8% of weighted risk assets. The risk weights assigned to assets are based primarily on credit risks. Depending upon the riskiness of a particular asset, it is assigned to a risk category. For example, securities with an unconditional guarantee by the United States government are assigned to the lowest risk category. A risk weight of 50% is assigned to loans secured by owner-occupied one to four family residential mortgages, provided that certain conditions are met. The aggregate amount of assets assigned to each risk category is multiplied by the risk weight assigned to that category to determine the weighted values, which are added together to determine total risk-weighted assets.

At December 31, 1996, the Company's total risk-based capital and tier-one ratios were 18.0% and 16.9%, respectively. Both the Federal Reserve Board and the Comptroller have also implemented new minimum capital leverage ratios to be used in tandem with the risk-based guidelines in assessing the overall capital adequacy of banks and bank holding companies. Under these rules, banking institutions are required to maintain a ratio of 3% "Tier 1" capital to total assets (net of goodwill). Tier 1 capital includes common stockholders equity, noncumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries.

       Both the risk-based capital guidelines and the leverage ratio are minimum requirements, applicable only to top-rated banking institutions. Institutions operating at or near these levels are expected to have well-diversified risk, high asset quality, high liquidity, good earnings and in general, have to be considered strong banking organizations, rated composite 1 under the CAMEL rating system for banks. Institutions with lower ratings and institutions with high levels of risk or experiencing or anticipating significant growth are expected to maintain ratios 100 to 200 basis points above the stated minimums.

       The Comptroller amended the risk-based capital guidelines applicable to national banks in an effort to clarify certain questions of interpretation and implementation, specifically with regard to the treatment of originated and purchased mortgage servicing rights and other intangible assets. The Comptroller's guidelines provide that intangible assets are generally deducted from Tier 1 capital in calculating a bank's risk-based capital ratio. However, certain intangible assets which meet specified criteria ("qualifying intangibles") such as mortgage servicing rights are retained as a part of Tier 1 capital. The Comptroller currently maintains that only mortgage servicing rights and purchased credit card relationships meet the criteria to be considered qualifying intangibles. The Comptroller's guidelines formerly provided that the amount of such qualifying intangibles that may be included in Tier 1 capital was strictly limited to a maximum of 25% of total Tier 1 capital. The Comptroller has amended its guidelines to increase the limitation of such qualifying intangibles from 25% to 50% of Tier 1 capital and further to permit the inclusion of purchased credit card relationships as a qualifying intangible asset.

       In addition, the Comptroller has adopted rules which clarify treatment of asset sales with recourse not reported on a bank's balance sheet. Among assets affected are mortgages sold with recourse under Fannie Mae, Freddie Mac and Farmer Mac programs. The rules clarify that even though those transactions are treated as asset sales for bank Call Report purposes, those assets will still be subject to a capital charge under the risk-based capital guidelines.

       The Comptroller, the Federal Reserve Board and the FDIC recently adopted final regulations revising their risk- based capital guidelines to further ensure that the guidelines take adequate account of interest rate risk. Interest rate risk is the adverse effect that changes in market interest rates may have on a bank's financial condition and is inherent to the business of banking. Under the new regulations, when evaluating a bank's capital adequacy, the agencies' capital standards now explicitly include a bank's exposure to declines in the economic value of its capital due to changes in interest rates. The exposure of a bank's economic value generally represents the change in the present value of its assets, less the change in the value of its liabilities, plus the change in the value of its interest rate off-balance sheet contracts. Concurrently, the agencies issued a joint policy statement to bankers, effective June 26, 1996, to provide guidance on sound practices for managing interest rate risk. In the policy statement, the agencies emphasize the necessity of adequate oversight by a bank's Board of Directors and senior management and of a comprehensive risk management process. The policy statement also describes the critical factors affecting the agencies' evaluations of a bank's interest rate risk when making a determination of capital adequacy. The agencies' risk assessment approach used to evaluate a bank's capital adequacy for interest rate risk relies on a combination of quantitative and qualitative factors. Banks that are found to have high levels of exposure and/or weak management practices will be directed by the agencies to take corrective action.

       The Federal Deposit Insurance Corporation Improvement Act of 1991 (the "Act"), enacted on December 19, 1991, provides for a number of reforms relating to the safety and soundness of the deposit insurance system, supervision of domestic and foreign depository institutions and improvement of accounting standards. One aspect of the Act involves the development of a regulatory monitoring system requiring prompt action on the part of banking regulators with regard to certain classes of undercapitalized institutions. While the Act does not change any of the minimum capital requirements, it directs each of the federal banking agencies to issue regulations putting the monitoring plan into effect. The Act creates five "capital categories" ("well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized") which are defined in the Act and which will be used to determine the severity of corrective action the appropriate regulator may take in the event an institution reaches a given level of undercapitalization. For example, an institution which becomes "undercapitalized" must submit a capital restoration plan to the appropriate regulator outlining the steps it will take to become adequately capitalized. Upon approving the plan, the regulator will monitor the institution's compliance. Before a capital restoration plan will be approved, any entity controlling a bank (i.e., holding companies) must guarantee compliance with the plan until the institution has been adequately capitalized for four consecutive calendar quarters. The liability of the holding company is limited to the lesser of five percent of the institution's total assets or the amount which is necessary to bring the institution into compliance with all capital standards. In addition, "undercapitalized" institutions will be restricted from paying management fees, dividends and other capital distributions, will be subject to certain asset growth restrictions and will be required to obtain prior approval from the appropriate regulator to open new branches or expand into new lines of business.

       As an institution drops to lower capital levels, the extent of action to be taken by the appropriate regulator increases, restricting the types of transactions in which the institution may engage and ultimately providing for the appointment of a receiver for certain institutions deemed to be critically undercapitalized.

       The Act also provides that banks will have to meet new safety and soundness standards. In order to comply with the Act, the Federal Reserve Board, the Comptroller and the FDIC have proposed rules defining operational and managerial standards relating to internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth, director and officer compensation, asset quality, earnings and stock valuation.

       Both the capital standards and the safety and soundness standards which the Act seeks to implement are designed to bolster and protect the deposit insurance fund.

       In response to the directive issued under the Act, the regulators have established regulations which, among other things, prescribe the capital thresholds for each of the five capital categories established under the Act. The following table reflects the capital thresholds:

                                               TOTAL RISK -     TIER 1 RISK -     TIER 1
                                               BASED CAPITAL    BASED CAPITAL     LEVERAGE
                                               RATIO            RATIO             RATIO
                                               -------------    -------------     --------
Well capitalized (1)  . . . . . . . . . .         10%               6%                5%
Adequately capitalized (1)  . . . . . . .          8%               4%                4% (2)
Undercapitalized (4)  . . . . . . . . . .        < 8%             < 4%              < 4% (3)
Significantly undercapitalized (4)  . . .        < 6%             < 3%              < 3%
Critically undercapitalized . . . . . . .          -                -               < 2% (5)
                                                                                    -

-------------------------------
(1) An institution must meet all three minimums.
(2) 3% for composite 1-rated institutions, subject to appropriate federal banking agency guidelines.
(3) <3% for composite 1-rated institutions, subject to applicable federal banking agency guidelines.

(4) An institution falls into this category if it is below the specified capital level for any of the three capital measures.
(5) Ratio of tangible equity to total assets.

    As a national bank, the Bank is required to file with the Comptroller quarterly reports of condition, as well as such additional reports as may be required by the national banking laws.

    As a bank holding company, the Company is required to file with the Federal Reserve Board an annual report of its operations at the end of each fiscal year and such additional information as the Federal Reserve Board may require pursuant to the Act. The Federal Reserve Board may also make examinations of the Company and each of its subsidiaries.

    As a bank holding company which controls a national bank situated in North Carolina, the Company is required to register with the North Carolina Commissioner of Banks within 180 days after becoming a bank holding company. North Carolina law also restricts the acquisition by the Company of certain non-bank banking institutions.

    The scope of regulation and permissible activities of the Company and the Bank is subject to change by future federal and state legislation.

ITEM 2.  DESCRIPTION OF PROPERTY.

    In June 1991, the Company entered into a lease agreement (the "Lease Agreement") with Edward F. Greene and his wife, Frances C. Greene to lease an approximately 1,800 square foot facility located at 1600 Curtis Bridge Road in Wilkesboro, North Carolina. The Lease Agreement, which expired in June 1996, provided for a term of five years commencing on June 1, 1991, with an option to extend the lease for an additional five-year term. In February 1997, the Bank entered into a new Lease Agreement (the "New Lease Agreement") with Mr. and Mrs. Greene covering the 1600 Curtis Bridge Road Facility. The New Lease Agreement provides for a two-year term with an option to extend the lease for an additional one-year term. The initial monthly rental for the facility under the New Lease Agreement is $4,000, which rental rate may be adjusted for changes in the Consumer Price Index. The facility includes four teller stations, one office, a vault, a night depository, and a drive-in window. During the period after the Lease Agreement expired and prior to the execution of the New Lease Agreement, the Company leased the facility on a month-to-month basis.

    In November 1993, the Company entered into a lease agreement with Edward F. Greene and Joe D. Severt, directors of the Company, to lease an approximately 1,700 square foot facility located at the intersection of Waugh Street and Sparta Road in North Wilkesboro, North Carolina. The Bank's North Wilkesboro branch office is located in this facility. The lease agreement provides for a term of five years commencing on December 1, 1993, with an option to extend the lease for an additional five-year term. The initial monthly rental for the facility is $1,500, with the monthly rental rate to be adjusted annually for changes in the Consumer Price Index. On each of the third and fifth anniversaries of the date of commencement of the lease and at the expiration of the renewal term (if exercised), the Company has an option to purchase the facility at a price equal to the greater of the fair market value of the facility as determined by an MAI appraisal or the original purchase price of the property paid by Messrs. Greene and Severt. The facility includes five teller stations, a drive-in window and an operations area. The Company subleases the facility to the Bank at a rate which includes reimbursement to the Company or payment of rent, taxes, insurance, repairs and maintenance of the property.

    In April 1995, the Bank entered into a lease agreement with an unrelated third party to lease an approximately 2,000 square foot facility in Millers Creek, North Carolina. The Bank's Millers Creek branch office is located in this facility. The leasehold rights to this facility were purchased from First Union National Bank of North Carolina, which operated a branch office at this site. The lease expires in April 2004, with an option to extend the lease term for three consecutive five-year periods. Lease payments are currently $900 per month, with the amount to be adjusted every five years during the term of the agreement.

    In anticipation of opening a full service branch in Taylorsville, North Carolina, the Company purchased 1.6 acres of land and a 22,000 square foot facility in Taylorsville at the intersection of Highway 90 and Highway 16 for a purchase price of $275,000. The Company intends to renovate 5,600 square feet of this facility to house the operations of the Taylorsville branch and renovate and lease the remaining space to other businesses. Approximately 3,600 square feet of the facility will be used for the Bank's branch facility and will contain six teller stations, two drive-in windows, four offices, a vault, safe deposit boxes, a night depository and an automated teller machine. The remaining 2,000 square feet will be used for future expansion of the Bank. The Company estimates that it will cost approximately $300,000 to renovate the 5,600 square feet that will be used to house the Bank's Taylorsville branch office.

    The Company also leases 2,000 square feet of office space from an unrelated third party in Wilkes Mall, Wilkesboro, North Carolina. This facility houses certain of the Company's administrative and operational functions.

ITEM 3.  LEGAL PROCEEDINGS.

    There are no material pending legal proceedings to which the Company or the Bank is a party or of which any of their properties are subject; nor are there material proceedings known to the Company to be contemplated by any governmental authority; nor are there material proceedings known to the Company, pending or contemplated, in which any director, officer or affiliate or any principal security holder of the Company, or any associate of any of the foregoing is a party or has an interest adverse to the Company or the Bank.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matter was submitted during the fourth quarter ended December 31, 1996 to a vote of security holders of the Company.

                                   PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    A.  MARKET INFORMATION

    During the period covered by this report and to date, there has been no established public trading market for the Company's Common Stock.

    B.  HOLDERS OF COMMON STOCK

    As of March 15, 1997, the number of holders of record of the Company's Common Stock was 717.

    C.  DIVIDENDS

    To date, the Company has not paid any dividends on its Common Stock. As the Company and the Bank are both start-up operations, it is the policy of the Board of Directors of the Company to reinvest earnings for such period of time as is necessary to ensure the success of the operations of the Company and of the Bank. There are no current plans to initiate payment of cash dividends, and future dividend policy will depend on the Bank's earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors of the Company.

    The Bank is restricted in its ability to pay dividends under the national banking laws and by regulations of the Comptroller. Pursuant to 12 U.S.C.
Section 56, a national bank may not pay dividends from its capital. All dividends must be paid out of undivided profits, subject to other applicable provisions of law. Payments of dividends out of undivided profits is further limited by 12 U.S.C. Section 60(a), which prohibits a bank from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus not less than 1/10 of the Bank's net income of the preceding two consecutive half-year periods (in the case of an annual dividend). Pursuant to 12 U.S.C. Section 60(b), the approval of the Comptroller is required if the total of all dividends declared by the Bank in any calendar year exceeds the total of its net income for that year combined with its retained net income for the preceding two years, less any required transfers to surplus.


    D.  RECENT SALES OF UNREGISTERED SECURITIES

    In connection with the exercise of warrants to purchase Common Stock of the Company, the Company issued an aggregate of 1,800 shares of Common Stock during fiscal 1996 to two individuals in the following transactions: (i) on May 21, 1996 the Company issued 1,400 shares of Common Stock to one individual and (ii) on July 5, 1996 the Company issued an additional 400 shares of Common Stock to one individual. The warrants were exercised at a price of $5.50 per share and were originally issued in connection with the Company's initial public offering to its organizers and a group of the Company's initial shareholders.

    Pursuant to the exercise of stock options awarded under the Company's incentive stock option plan, the Company issued an aggregate of 800 shares of Common Stock to a total of four employees of the Company during fiscal 1996 in the following transactions: (i) on May 21, 1996, 100 shares of Common Stock were issued to one employee who exercised options to purchase 100 shares of Common Stock at an exercise price of $10 per share (ii) on October 4, 1996, 200 shares of Common Stock were issued to two employees each of whom exercised an option to purchase 100 shares of Common Stock at an exercise price of $10 per share and (iii) on

November 25, 1996, 500 shares of Common Stock were issued to one employee who exercised an option to purchase 500 shares of Common Stock at an exercise price of $9 per share.

    All issuances of securities described above were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving a public offering. All of the securities were acquired by the recipients thereof for investment and with no view toward the resale or distribution thereof. In each instance, the offers and sales were made without any public solicitation and the stock certificates bear restrictive legends. No underwriter was involved in the transactions and no commissions were paid.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

    For the years ended December 31, 1996 and 1995, net income amounted to $350,969 and $291,163, respectively. For the year ended December 1996 and 1995, primary income per share amounted to $.29 and $.31, respectively, and fully diluted income per share amounted to $.29 and $.31, respectively. During 1996 and 1995, the outstanding warrants and stock options were dilutive (i.e., upon exercise, they diluted earnings per share by more than 3%), thus necessitating the disclosure of primary and fully diluted income per share.
Net income in 1996 increased by $59,806 primarily due to the following reasons:

    a. Average earning assets increased from $44.5 million at December 31, 1995 to $58.6 million at December 31, 1996, representing an increase of $14.1 million, or 31.7%. Below are the various components of earning assets for the periods indicated:

                                                           DECEMBER 31,
                                                       ------------------
                                                       1996          1995
                                                       ----          ----
                                                          (IN THOUSANDS)
Federal funds sold  . . . . . . . . .               $  1,564        $ 2,098
Taxable securities  . . . . . . . . .                 13,738         10,769
Net loans . . . . . . . . . . . . . .                 43,336         31,690
                                                    --------        -------
  Total earning assets  . . . . . . .               $ 58,638        $44,557
                                                    ========        =======

    b. As a consequence of the increase (decrease) in earning assets, the net interest income also increased from $1,805,169 for the year ended December 31, 1995 to $2,426,023 for the year ended December 31, 1996. Below are the various components of interest income and expense, as well as their yield/costs for the periods indicated:

                                                          YEARS ENDED
                                         ---------------------------------------------
                                             DECEMBER 31, 1996             DECEMBER 31, 1995
                                             -----------------             -----------------
                                            INTEREST       YIELD             INTEREST    YIELD
                                         INCOME/EXPENSE    COST          INCOME/EXPENSE   COST
                                         --------------    ----          --------------   -----
                                                          (DOLLARS IN THOUSANDS)
Interest income:

Federal funds sold  . . . . . . . . . . .       $   78       5.02%         $  120      5.71%
Taxable securities  . . . . . . . . . . .          880       6.41             687      6.38
Loans . . . . . . . . . . . . . . . . . .        4,269       9.85           3,192     10.07
                                                ------                     ------
  Total . . . . . . . . . . . . . . . . .       $5,227       8.91          $3,999      8.97
                                                ======                     ======

Interest expense:

NOW and money market deposits . . . . . .       $  333       3.47%         $  336       3.73%
Savings deposits  . . . . . . . . . . . .           56       3.04              68       4.48
Time deposits . . . . . . . . . . . . . .        2,394       6.07           1,784       6.05
Federal funds and repurchase agreements .           18       5.45               6       5.67
                                                ------                     ------
  Total . . . . . . . . . . . . . . . . .       $2,801       5.47          $2,194       5.48
                                                ======                     ======
        Net interest income . . . . . . .       $2,426                     $1,805
                                                ======                     ======
        Net yield on earning assets . . .         4.14%                                 4.05%
                                                ======                                  ====


         c. Non-interest income as a percentage of average total assets for 1996 and 1995 amounted to .20% and .17%, respectively. These improved results are due primarily to higher service fees. Non-interest expense, as a percentage of average assets for 1996 and 1995 amounted to 2.77% and 2.82%, respectively. These results indicate that the Company attained higher efficiencies in 1996 due to economies of scale.


NET INTEREST INCOME

         The Company's results of operations are determined by its ability to manage effectively interest income and expense, to minimize loan and investment losses, to generate non-interest income and to control non-interest expense. Since interest rates are determined by market forces and economic conditions beyond the control of the Company, the ability to generate net interest income is dependent upon the Company's ability to maintain an adequate spread between the rate earned on earning assets and the rate paid on interest-bearing liabilities, such as deposits and borrowings. Thus, net interest income is the key performance measure of income.

         The Company's net interest income for 1996 was $2,426,023 as compared to $1,805,169 for 1995. Average yields on earning assets were 8.91% and 8.97% for the years ended December 31, 1996 and 1995, respectively. The average costs of funds for 1996 decreased to 5.47% from the 1995 cost of 5.48%. Net interest yield is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest-earning assets. Net interest yields for the years ended December 31, 1996 and 1995 amounted to 4.14% and 4.05%, respectively. Net interest income for 1996 as compared to 1995, increased by $620,854 primarily due to the increase in average earning assets, from $44.5 million in 1995 to $58.6 million in 1996.


NON-INTEREST INCOME

         Non-interest income for the years ended December 31, 1996 and 1995, amounted to $122,200 and $80,198, respectively. As a percentage of average assets, non-interest income increased from .17% in 1995 to .20% in 1996 because of higher charges on deposit accounts. The higher charges in 1996 were attained due to higher transactional volume and an increase in the fee structure.

         The following table summarizes the major components of non-interest income for the periods therein indicated:

                             NON-INTEREST INCOME

                                                       YEAR ENDED DECEMBER 31,
                                                       -----------------------
                                                         1996          1995
                                                         ----          ----
                                                           (IN THOUSANDS)
         Service fees on deposit accounts . . . .        $101          $ 36
         (Loss) on sale of securities . . . . . .          (1)           (8)
         (Loss) from operation
           of Community Mortgage  . . . . . . . .         (15)           (4)
         Miscellaneous, other . . . . . . . . . .          37            56
                                                         ----           ---
           Total non-interest income  . . . . . .        $122           $80
                                                         ====           ===


NON-INTEREST EXPENSE

         Non-interest expense increased from $1,325,908 during 1995 to $1,709,842 in 1996. As a percent of total average assets, non-interest expense declined from 2.82% in 1995 to 2.77% in 1996. Below are the components of non-interest expense for the years 1996 and 1995.

                             NON-INTEREST EXPENSE

                                                             YEAR ENDED DECEMBER 31,
                                                             ----------------------
                                                        1996                      1995
                                                        ----                      ----
                                                               (IN THOUSANDS)
         Salaries and other personnel benefits  .       $  846                    $  639
         Data processing charges  . . . . . . . .          109                        83
         Depreciation, amortization . . . . . . .           85                        69
         Regulatory assessment  . . . . . . . . .           62                        69
         Supplies and printing  . . . . . . . . .           93                        53
         Rent and lease expense . . . . . . . . .          113                        80
         Other expenses . . . . . . . . . . . . .          402                       333
                                                        ------                    ------
           Total non-interest expense . . . . . .       $1,710                    $1,326
                                                        ======                    ======

         During the calendar year 1996, the allowance for loan losses grew from $418,620 to $619,133. The allowance for loan losses as a percent of gross loans increased from 1.14% at December 31, 1995 to 1.16% at December 31, 1996. As of December 31, 1996, management considers the allowance for loan losses to be adequate to absorb possible future losses. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.


LIQUIDITY AND INTEREST RATE SENSITIVITY

         Net interest income, the Company's primary source of earnings, fluctuates with significant interest rate movements. To lessen the impact of these margin swings, the balance sheet should be structured so that repricing opportunities exist for both assets and liabilities in roughly equivalent amounts at approximately the same time intervals. Imbalances in these repricing opportunities at any point in time constitute interest rate sensitivity.

         Interest rate sensitivity refers to the responsiveness of interest-bearing assets and liabilities to changes in market interest rates. The rate sensitive position, or gap, is the difference in the volume of rate sensitive assets and liabilities, at a given time interval. The general objective of gap management is to manage actively rate sensitive assets and liabilities so as to reduce the impact of interest rate fluctuations on the net interest margin. Management generally attempts to maintain a balance between rate sensitive assets and liabilities as the exposure period is lengthened to minimize the Company's overall interest rate risks.

         The asset mix of the balance sheet is continually evaluated in terms of several variables: yield, credit quality, appropriate funding sources and liquidity. To effectively manage the liability mix of the balance sheet focuses on expanding the various funding sources. The interest rate sensitivity position at year-end 1996 is presented below. Since all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity.

                                                         AFTER         AFTER         AFTER
                                                         THREE          SIX         ONE YEAR
                                         WITHIN          MONTHS        MONTHS      BUT WITHIN      AFTER
                                         THREE         BUT WITHIN    BUT WITHIN       FIVE         FIVE
                                         MONTHS        SIX MONTHS    ONE YEAR        YEARS         YEARS    TOTAL
                                         ------        ----------    --------      ----------      -----    -----
                                                               (DOLLARS IN THOUSANDS)
EARNING ASSETS

Loans . . . . . . . . . . . . . . . . .  $29,946       $  1,018      $  2,091       $20,351     $    --     $53,406

Securities  . . . . . . . . . . . . . .      464            293           918        11,495       3,547      16,717

Federal funds sold  . . . . . . . . . .    2,450             --            --            --          --       2,450
                                         -------       --------      --------       -------     -------     -------

  Total earning assets  . . . . . . . .  $32,860       $  1,311      $  3,009       $31,846     $ 3,547     $72,573
                                         =======       ========      ========       =======     =======     =======

SUPPORTING SOURCES OF FUNDS

Interest-bearing demand
 deposits and savings . . . . . . . . .  $13,113       $     --      $     --       $    --     $    --     $13,113

Certificates, less than $100M . . . . .    7,165         10,277        10,812         3,291     $    --      31,545

Certificates, $100M and over  . . . . .    4,578          5,697         3,501           930     $    --      14,706
                                         -------       --------      --------       -------     -------     -------

  Total interest-bearing liabilities. .  $24,856       $ 15,974      $ 14,313       $ 4,221     $     --    $59,364
                                         =======       ========      ========       =======     ========    ======

Interest rate sensitivity gap . . . . .  $ 8,004       $(14,663)     $(11,304)      $27,625     $  3,547    $13,209

Cumulative gap    . . . . . . . . . . .    8,004         (6,659)      (17,963)        9,662       13,209     13,209

Interest rate sensitivity gap ratio . .     1.32            .08           .21          7.54         N.A.       1.22

Cumulative interest rate
 sensitivity gap ratio  . . . . . . . .     1.32            .84           .67          1.16         1.22       1.22

         As evidenced by the above table, the Company is asset sensitive from zero to three months, liability sensitive from three months to one year and asset sensitive thereafter. In a declining interest rate environment, a liability sensitive position (a gap ratio of less than 1.0) is generally more advantageous since liabilities are repriced sooner than assets. Conversely, in a rising interest rate environment, an asset sensitive position (a gap ratio over 1.0) is generally more advantageous, as earning assets are repriced sooner than liabilities.
With respect to the Company, an increase in interest rate will result in higher earnings for the first three months, lower earnings from three months to one year, and higher earnings thereafter. Conversely, a decline in interest rate will lower income for the first three months, increase earnings from three months to one year, and lower earnings thereafter. This, however, assumes that all other factors affecting income remain constant.

         As the Company continues to grow, management will continuously structure its rate sensitivity position to best hedge against rapidly rising or falling interest rates. The Bank's Asset/Liability Committee meets on a quarterly basis and develops management's strategy for the upcoming period. Such strategy includes anticipations of future interest rate movements. Interest rate risk will, nonetheless, fall within previously adopted policy parameters to contain any risk.

         Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities and to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. These funds can be obtained by converting assets to cash or by attracting new deposits. The Company's primary source of liquidity comes from its ability to maintain and increase deposits through the Bank. Deposits grew by $16.3 million in 1996. Below are the pertinent liquidity balances and ratios for the years ended December 31, 1996 and 1995.


                                                                                    DECEMBER, 31
                                                                                 ------------------
                                                                               1996            1995
                                                                               ----            ----
                                                                                (DOLLARS IN THOUSANDS)
         Cash and cash equivalents    . . . . . . . . . . . . . . .           $ 4,214        $ 1,949
         Marketable securities  . . . . . . . . . . . . . . . . . .            16,717         13,823
         CDS, over $100,000 to
          total deposits ratio  . . . . . . . . . . . . . . . . . .              22.8%          24.7%
         Loan to deposit ratio  . . . . . . . . . . . . . . . . . .              81.9%          76.2%
         Brokered deposits      . . . . . . . . . . . . . . . . . .                --             --

         Large denomination certificates during 1996 have increased approximately $2.8 million, but reliance on such certificates to fund normal banking operations has declined in relation to other sources of funds. At December 31, 1996 and 1995, large denomination certificates accounted for 22.8% and 24.7% of total deposits, respectively. Large denomination CDs are generally more volatile than other deposits. As a result, management continually monitors the competitiveness of the rates it pays on its large denomination CDs and periodically adjusts its rates in accordance with market demands. Significant withdrawals of large denomination CDs may have a material adverse effect on the Bank's liquidity. Management believes that since a majority of the above certificates were obtained from Bank customers residing in Wilkes County, North Carolina, the volatility of such deposits is lower than if such deposits were obtained from depositors residing outside of Wilkes County, as outside depositors are more likely to be interest rate sensitive.

         Securities, particularly securities available-for-sale, provide a secondary source of liquidity. Approximately $1.7 million of the $16.7 million in the Bank's securities portfolio is scheduled to mature during 1997. Additionally, several securities have call dates prior to their maturity dates, thus enhancing the Company's liquidity posture.

         Brokered deposits are deposits instruments, such as certificates of deposits, deposit notes, bank instrument contracts and certain municipal investment contracts that are issued through brokers and dealers who then offer and/or sell these deposit instruments to one or more investors. As of December 31, 1996 and 1995, the Company had no brokered deposits in its portfolio.

         In March 1996, the Company commenced a public offering of up to 500,000 shares of Common Stock at a purchase price of $10 per share. The Company completed the sale of 500,000 shares of Common Stock in September 1996 for net proceeds of $4,934,243. Of the net proceeds to the Company, $1,620,000 was injected into the Bank's capital accounts and $40,000 was utilized to purchase additional equity in Community Mortgage. The remaining proceeds from the sale of stock are currently held by the Company to fund future growth. For example, the Bank may utilize these proceeds to fund growth through continued penetration of the Bank's existing customers and markets and through expansion of the Bank's branch network.

         Other than as set forth above, management knows of no trends, demands, commitments, events or uncertainties that should result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way in the foreseeable future.

CAPITAL ADEQUACY

         There are now two primary measures of capital adequacy for banks and bank holding companies: (i) risk-based capital guidelines; and (ii) the leverage ratio.

         The risk-based capital guidelines measure the amount of a bank's required capital in relation to the degree of risk perceived in its assets and its off-balance sheet items. Capital is divided into two "tiers." Tier 1 capital consists of common shareholders' equity, non-cumulative and cumulative (bank holding companies only), perpetual preferred stock and minority interests. Goodwill is subtracted from the total. Tier 2 capital consists of the allowance for loan losses, hybrid capital instruments, term subordinated debt and intermediate term preferred stock. Banks are required to maintain a minimum risk-based capital ratio of 8.0%, with at least 4.0% consisting of Tier 1 capital.

         The second measure of capital adequacy relates to the leverage ratio. The Comptroller has established a 3.0% minimum leverage ratio requirement. Note that the leverage ratio is computed by dividing Tier 1 capital into total assets. Banks that are not rated CAMEL 1 by their primary regulator should maintain a minimum leverage ratio of 3.0% plus an additional cushion of at least 1 to 2 percent, depending upon risk profiles and other factors.

         A new rule was recently adopted by the Federal Reserve Board, the Comptroller and the FDIC that adds a measure of interest rate risk to the determination of supervisory capital adequacy. Concurrently, the agencies issued a joint policy statement to bankers, effective June 26, 1996, to provide guidance on sound practices for managing interest rate risk. In the policy statement, the agencies emphasize the necessity of adequate oversight by a bank's Board of Directors and senior management and of a comprehensive risk management process. The policy statement also describes the critical factors affecting the agencies' evaluations of a bank's interest rate risk when making a determination of capital adequacy. The agencies' risk assessment approach used to evaluate a bank's capital adequacy for interest rate risk relies on a combination of quantitative and qualitative factors. Banks that are found to have high levels of exposure and/or weak management practices will be directed by the agencies to take corrective action.

         The table below illustrates the Bank's and Company's regulatory capital ratios at December 31, 1996.

Minimum
                                                   December 31,                           Regulatory
Bank                                                   1996                              Requirement
                                                   ------------                          -----------
Tier 1 Capital  . . . . . . . . . .                  10.3%                                    4.0%
Tier 2 Capital  . . . . . . . . . .                   1.1%                                    n/a
                                                     ----                                     ---
  Total risk-based capital ratio  .                  11.4%                                    8.0%
                                                     ====                                     ===

Leverage ratio  . . . . . . . . . .                   7.6%                                    3.0%
                                                     ====                                     ===

COMPANY - CONSOLIDATED


Tier 1 Capital  . . . . . . . . . .                  16.9%                                    4.0%
Tier 2 Capital  . . . . . . . . . .                   1.1%                                    n/a
                                                     ----                                     ---
  Total risk-based capital ratio  .                  18.0%                                    8.0%
                                                     ====                                     ===

Leverage ratio  . . . . . . . . . .                  12.5%                                    3.0%
                                                     ====                                     ===

         The above ratios indicate that the capital positions of the Company and the Bank are sound and that the Company is well positioned for future growth.

ACCOUNTING MATTERS

         Statement of Financial Accounting Standard No. 107, "Disclosures about Fair Value of Financial Instruments" ("SFAS 107") requires the disclosure on financial instruments of estimated fair values for those assets and liabilities capable of being so estimated. Fair value estimates are made at a specific point in time and are based on relevant market information which is continuously changing. For entities with less than $150 million in assets, SFAS 107 shall be effective for fiscal years ending after December 15, 1995. The Company has adopted SFAS 107. The adoption of SFAS 107 did not have a significant impact on the Company's consolidated financial condition or results of operations.

         Statement of Financial Accounting Standard No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments" ("SFAS 119") requires issuers and holders of derivative financial instruments to disclose new information about these instruments. Derivatives are financial instruments that derive their value from changes in a benchmark based on stock prices, interest rates, commodity prices or some other agreed upon base.
Option contracts and forward contracts are two basic forms of derivatives. For entities with less than $150 million in assets, SFAS 119 shall be effective for fiscal years ending after December 15, 1995. The Company has adopted SFAS 119. The adoption of SFAS 119 did not have a material impact on the Company's consolidated financial condition or results of operations.

         Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") establishes accounting standards for the impairment of long-lived assets and certain identifiable intangibles, and goodwill related to those assets. SFAS 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the entity should estimate the future cash flows expected to results from the use of the asset and its eventual disposition. SFAS 121 requires the above assets and intangibles to be reported at the lower of (i) carrying amount or (ii) fair value less selling costs. SFAS 121 is effective for fiscal years beginning after December 15, 1995. As of December 31, 1996, the Company had adopted SFAS 121.

         Statement of Financial Accounting Standard No. 122, "Accounting for Mortgage Servicing Rights", ("SFAS 122") requires a mortgage banking enterprise to recognize rights to service mortgage loans for others as a separate asset.
A mortgage banking enterprise that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells or securities those loans with servicing rights retained should allocate the total cost of the mortgage loans to (i) the mortgage servicing rights and (ii) the loans (without the mortgage servicing rights). The above allocation should be based on the relative fair values of (i) and (ii) above, if it is practicable to estimate those fair values. In the event one may not estimate the above fair values, the entire cost of purchasing or originating the loans should be allocated to the loans and no cost should be allocated to the mortgage servicing rights. The provisions of SFAS 122 shall be applied prospectively in fiscal years beginning after December 15, 1995. As of December 31, 1996, the Company had adopted SFAS 122.

ITEM 7.  FINANCIAL STATEMENTS.

         The following financial statements are filed with this report:

         Independent Auditors' Report

         Consolidated Balance Sheets - December 31, 1996 and 1995

         Consolidated Statements of Income - Years ended December 31, 1996 and 1995

         Consolidated Statements of Changes in Shareholders' Equity - Years ended December 31, 1996 and 1995

         Consolidated Statements of Cash Flows - Years ended December 31, 1996 and 1995

         Notes to Consolidated Financial Statements

                       [FRANCIS & CO., CPAS LETTERHEAD]









                       REPORT OF INDEPENDENT ACCOUNTANTS



Board of Directors
Community Bancshares, Inc.
Wilkesboro, North Carolina

     We have audited the accompanying consolidated balance sheets of Community Bancshares, Inc., Wilkesboro, North Carolina (the "Company") and its subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion thereon based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance as to whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and subsidiaries at December 31, 1996 and 1995 and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                           /s/ Francis & Co., CPAS
                                          -------------------------------

Atlanta, Georgia
March 7, 1997

                         COMMUNITY BANCSHARES, INC.
                         WILKESBORO, NORTH CAROLINA
                         CONSOLIDATED BALANCE SHEETS


                                        ASSETS
                                        ------
                                                                   DECEMBER 31,
                                                          ---------------------------
                                                              1996          1995
                                                          -------------  ------------
Cash and due from banks                                     $ 1,763,882   $ 1,881,264
Federal funds sold (Note 5)                                   2,450,000        67,922
                                                          -------------  ------------
 Total cash and cash items                                  $ 4,213,882   $ 1,949,186
Securities: (Notes 2, 3 & 4)
 Available-for-sale at estimated market values               11,302,580     7,013,048
 Held-to-maturity (Estimated market values of
  $5,399,611 and $6,835,210 at December 31,
  1996 and 1995, respectively)                                5,414,836     6,809,508
Loans, net, including loans to directors of
 $1,438,919 (1996) and $839,550 (1995).
 (Notes 2, 6, 7 & 16)                                        52,786,698    36,313,575
Property and equipment (Notes 2 & 8)                            218,857       225,597
Goodwill                                                         33,307            --
Other assets                                                    745,208       610,343
                                                          -------------  ------------
 Total Assets                                               $74,715,368   $52,921,257
                                                          =============  ============
                         LIABILITIES AND SHAREHOLDERS' EQUITY
                         ------------------------------------
Liabilities:
 Deposits
  Non-interest bearing deposits                             $ 5,090,509   $ 4,026,059
  Interest bearing deposits                                  59,364,668    44,157,107
                                                          -------------  ------------
   Total Deposits (Note 10)                                 $64,455,177   $48,183,166
 Other liabilities                                              924,292       694,965
                                                          -------------  ------------
   Total Liabilities                                        $65,379,469   $48,878,131
                                                          -------------  ------------
 Commitments & Contingencies (Note 9)

Shareholders' Equity: (Notes 1 & 11)
  Common stock - $3.00 par value, 10 million shares
   authorized; 1,284,386 and 781,786 shares issued and
   outstanding at Dec. 31, 1996 and 1995, respectively      $ 3,853,158   $ 2,345,358
  Paid-in-capital                                             5,312,078     1,868,236
  Retained earnings/(deficit)                                   163,259      (187,710)
  Unrealized gain on securities available-for-sale                7,404        17,242
                                                          -------------  ------------
   Total Shareholders' Equity                               $ 9,335,899   $ 4,043,126
                                                          -------------  ------------
   Total Liabilities
    and Shareholders' Equity                                $74,715,368   $52,921,257
                                                          =============  ============

            Refer to notes to the consolidated financial statements.

                         COMMUNITY BANCSHARES, INC.
                         WILKESBORO, NORTH CAROLINA
                      CONSOLIDATED STATEMENTS OF INCOME


                                                             YEARS ENDED DECEMBER 31,
                                                         -------------------------------
                                                              1996             1995
                                                         --------------   --------------
Interest income:
 Interest and fees on loans (Note 2)                         $4,268,735       $3,192,119
 Interest on investment securities                              879,994          686,923
 Interest on federal funds sold                                  78,617          119,777
                                                         --------------   --------------
  Total Interest Income                                      $5,227,346       $3,998,819

 Interest expense:
 Interest expense on deposits and borrowings (Note 12)        2,801,323        2,193,650
                                                         --------------   --------------
 Net interest income                                         $2,426,023       $1,805,169
 Provision for loan losses (Notes 2 & 7)                        287,500          139,213
                                                         --------------   --------------
 Net interest income after
  provision for possible loan losses                         $2,138,523       $1,665,956
                                                         --------------   --------------
Other income:
 Service fees on deposit accounts                            $  101,354       $   36,033
 (Loss) on sale of securities (Note 3)                             (487)          (7,875)
 (Loss) from operations of Community Mortgage                   (15,609)          (3,732)
 Other income                                                    36,942           55,772
                                                         --------------   --------------
  Total Other Income                                         $  122,200       $   80,198
                                                         --------------   --------------
Other expenses:
 Salaries and benefits                                       $  846,223       $  639,148
 Data processing expense                                        108,610           83,631
 Depreciation and amortization                                   84,857           69,448
 Supplies and printing                                           93,240           53,305
 Rent and lease expense                                         112,848           79,846
 Regulatory fees and assessments                                 61,811           69,198
 Other operating expenses (Note 13)                             402,253          331,332
                                                         --------------   --------------
  Total Other Expenses                                       $1,709,842       $1,325,908
                                                         --------------   --------------
Net income (loss) before income taxes                        $  550,881       $  420,246
Income tax (Notes 2 & 14)                                       199,912          129,083
                                                         --------------   --------------
Net income                                                   $  350,969       $  291,163
                                                         ==============   ==============
Primary income per share (Note 2)                            $      .29       $      .31
                                                         ==============   ==============
Fully diluted income per share (Note 2)                      $      .29       $      .31
                                                         ==============   ==============

            Refer to notes to the consolidated financial statements.

                          COMMUNITY BANCSHARES, INC.
                          WILKESBORO, NORTH CAROLINA
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


                                  Number       Common          Paid                       Unrealized
                                    of          Stock          -in-           Retained       Gain,
                                  Shares      Par Value       Capital         Earnings    Securities     Total
                                ----------  -------------   --------------   -----------  ----------  -----------
Balance, December 31, 1993         387,253    $ 2,323,518      $ 1,828,056    $(667,768)  $  26,791   $3,510,597
                                 ---------  -------------   --------------   ----------   ---------   ----------
Net income, 1994                        --             --               --      188,895          --      188,895
Net unrealized (losses)
securities                              --             --               --           --    (117,711)    (117,711)
                                 ---------  -------------   --------------   ----------   ---------   ----------
Balance December 31, 1994          387,253    $ 2,323,518      $ 1,828,056    $(478,873)  $ (90,920)  $3,581,781
                                 ---------  -------------   --------------   ----------   ---------   ----------
Net income, 1995                        --             --               --      291,163          --      291,163
Net unrealized gains securities         --             --               --           --     108,162      108,162
Exercise of  500 stock warrants        500          3,000            2,500           --          --        5,500
Exercise of 3,140 stock options      3,140         18,840           37,680           --          --       56,520
Stock split on July 5, 1995        390,893      2,345,358       (2,345,358)          --          --           --
Change in par value
 on November 13, 1995                   --     (2,345,358)       2,345,358           --          --           --
                                 ---------  -------------   --------------   ----------   ---------   ----------
Balance December 31, 1995          781,786    $ 2,345,358      $ 1,868,236    $(187,710)  $  17,242   $4,043,126
                                 ---------  -------------   --------------   ----------   ---------   ----------
Net income, 1996                        --             --               --    $ 350,969          --   $  350,969
Net unrealized (losses)
 securities                             --             --               --           --      (9,838)      (9,838)
Exercise of warrants                 1,800          5,400            4,500           --          --        9,900
Exercise of options                    800          2,400            5,100           --          --        7,500
Sale of Stock                      500,000      1,500,000        3,434,242           --          --    4,934,242
                                 ---------  -------------   --------------   ----------   ---------   ----------
Balance December 31, 1996        1,284,386    $ 3,853,158      $ 5,312,078    $ 163,259   $   7,404   $9,335,899
                                 =========  =============   ==============   ==========   =========   ==========

            Refer to notes to the consolidated financial statements.

                          COMMUNITY BANCSHARES, INC.
                          WILKESBORO, NORTH CAROLINA
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                     Years ended December 31,
                                                 -----------------------------
                                                      1996             1995
                                                 ------------   --------------
Cash flows from operating activities:
 Net income                                      $    350,969     $    291,163
 Adjustments to reconcile net income to net
   cash provided by operating activities:
  Loss from unconsolidated subsidiary                      --            3,732
  Depreciation and amortization                        84,857           69,448
  Net amount of premiums on securities                 42,109           58,929
  Loss on sale of securities                              487            7,875
  Provisions for loan losses                          287,500          139,213
  (Increase) in other assets                         (192,244)        (135,257)
  Increase in other liabilities                       229,329          291,294
                                                 ------------     -------------
 Net cash provided by operating activities       $    803,007     $    726,397
                                                 ------------     -------------
Cash flows from investing activities:
 Available-for-sale securities:
 Proceeds from sale of securities                   1,851,300        1,243,547
 Proceeds from maturities and paydowns              2,173,400        1,310,411
 Purchase of securities                            (8,366,666)      (4,146,590)
 Held-to-maturity securities:
 Proceeds from maturities and paydowns              3,399,616        2,590,111
 Purchase of securities                            (2,004,944)      (5,207,015)
 Net increase in loans                            (16,760,623)      (9,696,551)
 Purchase of property and equipment                   (54,047)        (146,553)
                                                 ------------     ------------
Net cash used in investing activities             (19,761,964)    $(14,052,640)
                                                 ------------     ------------
Cash flows from financing activities:
 Proceeds from exercise of options and warrants  $     17,400     $     62,020
 Proceeds from sale of stock                        4,934,242               --
 Increase in deposits                              16,272,011       10,599,566
                                                 ------------     ------------
Net cash provided from financing activities      $ 21,223,653     $ 10,661,586
                                                 ------------     ------------
Net increase in cash and cash equivalents        $  2,264,696     $ (2,664,657)
Cash and cash equivalents, beginning of year        1,949,186        4,613,843
                                                 ------------     ------------
Cash and cash equivalents, end of year           $  4,213,882     $  1,949,186
                                                 ============     ============
SUPPLEMENTAL INFORMATION:
Income taxes paid                                $    188,426     $    106,716
                                                 ============     ============
Interest paid                                    $  2,630,401     $  1,945,456
                                                 ============     ============

          Refer to notes to the consolidated financial statements.
NOTE 1 - SUMMARY OF ORGANIZATION

     Community Bancshares, Inc., Wilkesboro, North Carolina (the "Company"), was incorporated under the laws of the State of North Carolina on June 11, 1990, for the purpose of becoming a bank holding company with respect to a proposed national bank, Wilkes National Bank (the "Bank"), to be located in Wilkesboro, North Carolina. Upon commencement of the Bank's planned principal operations on January 17, 1992, the Company acquired 100 percent of the voting stock of the Bank by injecting $3,750,000 into the Bank's capital accounts.

     In 1990 during its initial stages, the Company filed a Form S-1 Registration Statement with the Securities and Exchange Commission offering for sale a minimum of 365,000 and a maximum of 660,000 shares of its common stock, $6.00 par value per share. During 1995, the Company's Board of Directors voted a two-for-one stock split and reduced the par value of common stock to $3.00 per share. During 1996, the Company completed the sale of 500,000 shares of its common stock, resulting in net proceeds of $4,934,242. As of December 31, 1996 and 1995, there were 1,284,386 and 781,786 shares of common stock, respectively, outstanding.

     Additionally, the Company offered warrants to its organizers and to a group of initial subscribers. Each warrant, when surrendered with $5.50 to the Company, is convertible into one share of common stock. The warrants expire ten years from January 17, 1992. At December 31, 1996, there were 385,114 warrants outstanding.

     During 1994, the Company, together with four unrelated banks, established Community Mortgage Corporation ("Community Mortgage") to engage in mortgage related activities as allowed under the Bank Holding Company Act. The Company invested $50,000 in Community Mortgage in exchange for 20% of Community Mortgage's common stock. During 1996, the Company acquired additional shares of Community Mortgage, thereby increasing its ownership position to 80% of the voting shares. Community Mortgage's financial statements are included in the Company's consolidated financial statements as of and for the year ended December 31, 1996.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                         COMMUNITY BANCSHARES, INC.
                         WILKESBORO, NORTH CAROLINA
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1996 AND 1995



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

     Allowance for Possible Loan Losses. The provisions for loan losses charged to operating expenses reflect the amount deemed appropriate by management to establish an adequate reserve to meet the present and foreseeable risk characteristics of the current loan portfolio. Management's judgment is based on periodic and regular evaluation of individual loans, the overall risk characteristics of the various portfolio segments, past experience with losses and prevailing and anticipated economic conditions. Loans which are determined to be uncollectible are charged against the allowance. Provisions for loan losses and recoveries on loans previously charged-off are added to the allowance.

                         COMMUNITY BANCSHARES, INC.
                         WILKESBORO, NORTH CAROLINA
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1996 AND 1995



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

     Property and Equipment. Building, furniture, equipment and leasehold improvements are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight line method over the estimated useful lives of the related assets. Maintenance and repairs are charged to operations, while major improvements are capitalized. Upon retirement, sale or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts, and gains or losses are included in income from operations.

     Organizational Costs. In accordance with FASB Statement No. 7, the Company and the Bank capitalized all direct organizational costs that were incurred in the expectation that they would generate future revenues or otherwise be of benefit after the Bank commenced operations. These capitalized costs are amortized over a sixty-month period using the straight line method. As of December 31, 1996 and 1995, total organizational costs, net of amortization, amounted to $2,006 and $26,076, respectively.

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

                         COMMUNITY BANCSHARES, INC.
                         WILKESBORO, NORTH CAROLINA
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1996 AND 1995



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


                                       1996        1995
                                    ----------  ----------
Primary income per share             $     .29   $     .31
                                    ==========  ==========
Fully diluted income per share       $     .29   $     .31
                                    ==========  ==========
Weighted average number of common
stock and common stock equivalents   1,222,355   1,067,463
                                    ==========  ==========

NOTE 3 - SECURITIES AVAILABLE-FOR-SALE

     The amortized costs and estimated market values of securities available-for-sale as of December 31, 1996 are as follows:



                                          Gross Unrealized       Estimated
                           Amortized   ----------------------      Market
Description                  Costs       Gains      Losses         Values
-----------               -----------  ---------  ------------  ------------
U.S. Treasury securities  $ 3,276,042   $27,060     $     --    $ 3,303,102
U.S. Government Agencies    8,015,320    17,209      (33,051)     7,999,478
                          -----------  --------  -----------   ------------
  Total securities        $11,291,362   $44,269     $(33,051)   $11,302,580
                          ===========  ========  ===========   ============

     The amortized costs and estimated market values of securities available-for-sale as of December 31, 1995 are as follows:


                                          Gross Unrealized     Estimated
                            Amortized   --------------------     Market
Description                   Costs       Gains      Losses      Values
-----------                 ----------  ---------  ----------  ----------

U.S. Treasury securities    $2,653,306   $20,984   $     --   $2,674,290
U.S. Government Agencies     4,074,044    17,546    (10,486)   4,081,104
Other securities               186,580         7     (1,930)     184,657
Mortgage backed securities      72,993        12         (8)      72,997
                            ----------  --------  ---------   ----------
  Total securities          $6,986,923   $38,549   $(12,424)  $7,013,048
                            ==========  ========  =========   ==========

                         COMMUNITY BANCSHARES, INC.
                         WILKESBORO, NORTH CAROLINA
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1996 AND 1995


     The amortized costs and estimated market values of securities available-for-sale at December 31, 1996 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                   Amortized   Estimated Market
                                     Costs          Values
                                  -----------  ----------------

Due in one year or less           $ 1,673,822       $ 1,674,752
Due after one through five years    9,443,213         9,456,640
Due after ten years                    61,827            58,688
FRB stock (no maturity)               112,500           112,500
                                  -----------  ----------------
  Total securities                $11,291,362       $11,302,580
                                  ===========  ================

     Proceeds from sales of securities during 1996 and 1995 were $1,851,300 and $1,243,547, respectively. Gross losses of $487 (1996) and $7,875 (1995) were realized on those sales.

     At December 31, 1996 and 1995, securities (available for sale) with an aggregate par value of $250,000 and $800,000, respectively, were pledged as collateral to secure public funds.

NOTE 4 - SECURITIES HELD-TO-MATURITY

     The amortized costs and estimated market values of securities held-to-maturity as of December 31, 1996 are as follows:



                                       Gross Unrealized        Estimated
                          Amortized   -------------------       Market
Description                 Costs       Gains    Losses         Values
-----------               ----------  --------  ---------  ----------------
U.S. Government Agencies  $3,735,832   $10,417  $(26,322)        $3,719,927
Other securities           1,679,004     5,190    (4,510)         1,679,684
                          ----------  --------  --------   ----------------
  Total securities        $5,414,836   $15,607  $(30,832)        $5,399,611
                          ==========  ========  ========   ================

     The amortized costs and estimated market values of securities held-to-maturity as of December 31, 1995 follow:



                                            Gross Unrealized        Estimated
                             Amortized   ----------------------       Market
Description                    Costs      Gains       Losses          Values
-----------                  ----------  --------  ------------  ----------------

U.S. Treasury  securities    $  249,866   $ 1,150      $    --         $  251,016
U.S. Government Agencies      2,950,297     9,909       (1,114)         2,959,092
Other securities              3,191,179    22,434       (7,611)         3,206,002
Mortgaged backed securities     418,166       934           --            419,100
                             ----------  --------  -----------   ----------------
  Total securities           $6,809,508   $34,427      $(8,725)        $6,835,210
                             ==========  ========  ===========   ================

                          COMMUNITY BANCSHARES, INC.
                          WILKESBORO, NORTH CAROLINA
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1996 AND 1995



     The amortized costs and estimated market values of securities held-to-maturity at December 31, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                      Estimated
                                         Amortized      Market
                                           Costs        Values
                                        -----------  -----------
Due after one year through five years    $2,039,161   $2,038,171
Due after five years through ten years    1,708,155    1,696,245
Due after ten years                       1,667,520    1,665,195
                                        -----------  -----------
  Total securities                       $5,414,836   $5,399,611
                                        ===========  ===========

     At December 31, 1996, securities (held-to-maturity) with an aggregate par value of $500,000 were pledged to secure public deposits. At December 31, 1995, none of the securities (held-to-maturity) was pledged.

NOTE 5 - FEDERAL FUNDS SOLD

     The Bank is required to maintain legal cash reserves computed by applying prescribed percentages to its various types of deposits. When the Bank's cash reserves are in excess of the required amount, the Bank may lend that excess to other banks on a daily basis. As of December 31, 1996 and 1995, the Bank lent $2,450,000 and $67,922, respectively, to one financial institution through the use of the federal funds market.

NOTE 6 - LOANS

     The composition of net loans by major loan category, as of December 31, 1996 and 1995, is presented below:


                                            December 31,
                                     -------------------------
                                        1996          1995
                                     -----------   -----------
Commercial, financial, agricultural  $18,575,306   $10,939,199
Real estate - construction             4,919,198     3,083,075
Real estate                           17,363,240    14,027,340
Installment                           12,007,846     8,028,204
Lease financing                          540,241       654,377
                                     -----------   -----------
Loans, gross                         $53,405,831   $36,732,195
Deduct:  Allowance for loan losses      (619,133)     (418,620)
                                     -----------   -----------
Loans, net                           $52,786,698   $36,313,575
                                     ===========   ===========

     At December 31, 1996 and 1995, loans with an aggregate principal balance of $18,781 and $168,346, respectively, were on non-accrual status. If interest on those loans had been

                          COMMUNITY BANCSHARES, INC.
                          WILKESBORO, NORTH CAROLINA
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1996 AND 1995


accruing, income would have increased by $738, or less than $.01 for the year ended December 31, 1996 and $16,919 or $.02 per share for the year ended December 31, 1995.

NOTE 7 - ALLOWANCE FOR POSSIBLE LOAN LOSSES

     The allowance for possible loan losses is a valuation reserve available to absorb future loan charge-offs. The allowance is increased by provisions charged to operating expenses and by recoveries of loans which were previously written-off. The allowance is decreased by the aggregate loan balances which were deemed uncollectible during the year.

     The activity within the allowance for loan losses account during 1996 and 1995 follows:


                                                   Year ended December 31,
                                                  -------------------------
                                                     1996          1995
                                                  -----------   -----------
Balance, beginning of year                           $418,620      $360,000
Add:  Provisions charged to expense                   287,500       139,213
Deduct:  Amount charged-off                           (96,663)      (83,250)
Add:  Recoveries of loans previously charged-off        9,676         2,657
                                                  -----------   -----------
  Balance, end of year                               $619,133      $418,620
                                                  ===========   ===========

NOTE 8 - PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Property and equipment are stated at cost less accumulated depreciation. Components of property and equipment included in the consolidated balance sheets at December 31, 1996 and 1995 follow:


                                      December 31,
                                -----------------------
                                  1996         1995
                                ---------   -----------
Building                        $  87,527      $     --
Less: Accumulated depreciation    (14,976)           --
                                ---------   -----------
Building, net                   $  72,551      $     --
                                ---------   -----------
Furniture and equipment         $ 229,984      $268,551
Less: Accumulated depreciation   (111,782)      (80,571)
                                ---------   -----------
Furniture and equipment, net    $ 118,202      $187,980
                                ---------   -----------
Leasehold improvements          $  70,295      $ 65,211
Less: Accumulated depreciation    (42,191)      (27,594)
                                ---------   -----------
Leasehold improvement, net      $  28,104      $ 37,617
                                ---------   -----------
  Total fixed assets, net       $ 218,857      $225,597
                                =========   ===========

                          COMMUNITY BANCSHARES, INC.
                          WILKESBORO, NORTH CAROLINA
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1996 AND 1995



     Depreciation expense for the years ended December 31, 1996 and 1995 amounted to $60,787 and $45,378, respectively.

     Depreciation is charged to operations over the estimated useful lives of the assets. The estimated useful lives and methods of depreciation for the principal items follow:



     Type of Asset       Life in Years  Depreciation Method
-----------------------  -------------  -------------------
Building                      10           Straight-line
Leasehold improvements         5           Straight-line
Furniture and equipment     5 to 7         Straight-line

NOTE 9 - COMMITMENTS AND CONTINGENCIES

     Please refer to Note 16 concerning a contract the Company executed with the Bank's chief executive officer and for a discussion concerning the leases of the Bank's operating facilities from directors of the Company/Bank.

     Please refer to Note 17 concerning financial instruments with off-balance sheet risk.

NOTE 10 - DEPOSITS

     The following details deposit accounts at December 31, 1996 and 1995:


                                      December 31,
                               --------------------------
                                   1996          1995
                               ------------  ------------
Non-interest bearing deposits   $ 5,090,509   $ 4,026,059
Interest bearing deposits:
  NOW accounts                    4,663,522     3,582,402
  Money market accounts           6,352,548     4,749,352
  Savings                         2,097,100     1,592,461
  Time, less than $100,000       31,545,175    22,336,586
  Time, $100,000 and over        14,706,323    11,896,306
                               ------------  ------------
  Total deposits                $64,455,177   $48,183,166
                               ============  ============

NOTE 11 - SHAREHOLDERS' EQUITY

     In May, 1995, the Company's Board of Directors (the "Board") declared a two-for-one stock split, in the form of a 100% stock dividend, to all shareholders of record as of July 3, 1995. As a consequence to the stock split, the par value of the common stock was reduced from $6.00 to $3.00, while the number of outstanding shares was doubled. The Company currently has 10.0 million shares of common stock authorized, 1,284,386 shares of which were issued and outstanding at December 31, 1996. The holders of common stock have no preemptive rights with respect to the issuance of any shares by the Company.

                         COMMUNITY BANCSHARES, INC.
                         WILKESBORO, NORTH CAROLINA
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1996 AND 1995



     At December 31, 1996 and 1995, there were 385,114 and 386,914 stock warrants, respectively, outstanding. During 1996 and 1995, 1,800 and 1,000 warrants, respectively, were exercised for $5.50 per share.

     The Company is authorized to issue up to 1,000,000 shares of preferred stock, $6.00 par value, issuable in series, the relative rights and preferences of which shall be designated by the board of directors. The preferred stock may have senior dividend and/or liquidation preferences superior to those of common stock.

NOTE 12 - INTEREST ON DEPOSITS

     A summary of interest expense for the years ended December 31, 1996 and 1995 follows:


                                                         December 31,
                                                  ---------------------------
                                                      1996          1995
                                                  ------------  -------------
Interest on NOW accounts                            $  130,452     $   89,791
Interest on money market accounts                      202,262        246,685
Interest on savings accounts                            56,045         67,534
Interest on CDs under $100,000                       1,756,178      1,243,977
Interest on CDs $100,000 and over                      637,875        539,512
Interest on other borrowings                            18,511          6,151
                                                  ------------  -------------
  Total interest on deposits and other borrowings   $2,801,323     $2,193,650
                                                  ============  =============

NOTE 13 - OTHER OPERATING EXPENSES

     A summary of other operating expenses for the years ended December 31, 1996 and 1995 follows:


                                        December 31,
                                    --------------------
                                      1996       1995
                                    ---------  ---------
Advertising and public relations     $ 56,115   $ 40,161
Professional expense                   77,751     70,871
Insurance                              19,251     19,985
Utilities and telephone                44,752     25,843
Repairs and maintenance                72,100     32,050
Taxes and licenses                     21,467     22,218
Postage and armed courier              60,245     49,024
Other operating expenses               50,572     71,180
                                    ---------  ---------
  Total other operating expenses     $402,253   $331,332
                                    =========  =========

                         COMMUNITY BANCSHARES, INC.
                         WILKESBORO, NORTH CAROLINA
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1996 AND 1995




NOTE 14 -  INCOME TAXES

     The Company adopted SFAS No. 109, "Accounting for Income Taxes". Under SFAS No. 109, deferred tax assets or liabilities are computed based on the difference between the financial statement basis and income tax basis of assets and liabilities using the enacted marginal tax rate. Deferred income tax expenses or credits are based on the changes in the asset or liability from period to period.

     As of December 31, 1996 and 1995, the Company's provision for income taxes consisted of the following:


                                   December 31,
                            ------------------------
                               1996         1995
                            ----------  ------------
Income taxes:
 Current                     $232,525       $144,745
 NOL carryforward (benefit)        --        (33,746)
 Deferred benefit             (32,613)        18,084
                             --------   ------------
Income tax expense           $199,912       $129,083
                             ========   ============



                                   December 31,
                            ------------------------
                               1996        1995
                            ----------  ------------
Deferred income taxes:
 Community Mortgage          $(16,660)      $     --
 Provision for loan losses    (16,581)        19,930
 Charitable contributions          --         (1,000)
 Depreciation                     628           (846)
                             --------   ------------
  Total deferred (benefit)   $(32,613)      $ 18,084
                             ========   ============

     Included in other assets/(liabilities) at December 31, 1996, is a net deferred tax asset in the amount of $32,592.

The tax effects of temporary differences that comprise the net deferred tax are as follows:


Deferred tax assets/(liabilities):
----------------------------------
 Community Mortgage                 $ 16,660
 Amortization, start-up costs            682
 Provision for loan losses           186,100
 Depreciation                          2,319
 Unrealized securities gains          (3,814)
 Valuation reserve                  (169,355)
                                    --------
  Net deferred tax asset            $ 32,592
                                    ========

                         COMMUNITY BANCSHARES, INC.
                         WILKESBORO, NORTH CAROLINA
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1996 AND 1995



NOTE 15 - PROFIT SHARING AND INCENTIVE STOCK OPTION PLANS

     On November 18, 1993, the Bank's Board of Directors adopted a profit sharing plan ("Profit Plan") for the benefit of its employees. There were no transactions relating to this Profit Plan during 1996 or 1995.

     The shareholders of the Company voted to adopt an incentive stock option plan ("Incentive Plan") for directors and key employees. The Incentive Plan became effective March 18, 1993 and covers 400,000 options. The exercise price of options granted must be at least at the average market price as of the date of the grant. The above options expire ten years from the date of the grant. Options granted to an individual owning greater than 10% of the total voting power of all classes of stock may not be exercised at a price under 110% of the average market price as of the date of the grant and will expire within five years from the date of grant. In May, 1994, the Incentive Plan was amended to, among other things, provide for the automatic annual grant of options to purchase 2,000 shares of common stock to each of the Company's outside directors. The following table summarizes the activity of the Company's stock options, including those discussed in Note 16.


                                       Stock Options
                                     ------------------
                                       1996      1995
                                     --------  --------
Options granted in past years        124,200    62,200
Options granted this year             12,096    62,000
Options exercised in previous years   (6,280)       --
Options exercised this year             (800)   (6,280)
Options forfeited in previous years     (800)       --
Options forfeited this year             (400)     (800)
Balance, end of year                 128,016   117,120
                                     -------   -------
Options available for grant          263,704   275,200
                                     =======   =======

     The options entitle their holders to purchase one share of the Company's common stock for an amount between $5.50 to $10.50 each, at a weighted average price of $9.21.

NOTE 16 - RELATED PARTY TRANSACTIONS

     On February 1, 1995, the Company entered into an Employment Agreement ("Agreement") with one of its directors pursuant to which he would continue to serve as the President and Chief Executive Officer ("CEO") of both the Company and the Bank. The Agreement is for a term of five years, provided, however, that during each of the first five years, an additional year will be added to the term of the agreement so that the Agreement will expire on February 1, 2005. The Agreement provides for an annual base salary of $84,000, with bonuses to be determined at the discretion of the Board of Directors. The Agreement also provides for certain severance payments to be paid to the CEO in the event of a change in control of the Company. In the events of a change in control and the hiring of a different CEO,

                         COMMUNITY BANCSHARES, INC.
                         WILKESBORO, NORTH CAROLINA
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1996 AND 1995


the present CEO would be entitled to receive a lump sum cash payment equal to $300,000. In addition, in the event the CEO is terminated by the Company without cause, he would receive during the balance of his term of employment the annual base salary which would otherwise be payable to him had he remained in the employ of the Company. The Agreement also entitles the CEO to other customary benefits, including an automobile allowance, health, life and disability insurance and various club memberships. During the calendar years 1996 and 1995, the CEO was granted options to purchase 10,264 and 40,000 and shares, respectively, of the Company's common stock. Options granted in 1996 and 1995 are exercisable at $10.00 per share. For the years ended December 31, 1996 and 1995, the Company incurred costs of approximately $120,435 and $117,911, respectively, in salary and various benefits relating to the CEO's employment agreements.

     On June 27, 1991, the Company executed a lease arrangement for its main operating facility with the owner who is a director of the Company. The lease expired on June 27, 1996. A new lease was executed to mature on March 1, 1999. The new lease requires a monthly payment of $4,000 plus an annual increase tied to the increase in the Consumer Price Index. Lease expense for the years ended December 31, 1996 and 1995 amounted to $53,333 and $49,872, respectively. Future minimum rental commitments under this lease follow:


Year Ending December 31,   Amount
------------------------  ---------
          1997             $ 48,000
          1998               48,000
          1999                8,000
                          ---------
          Total            $104,000
                          =========

     On November 17, 1993, the Company also entered into a lease arrangement with two directors covering the building and contents of the branch facility located in North Wilkesboro. The lease is for a five-year term beginning June, 1994, at a cost of $1,500 per month. Rent increases are tied to the Consumer Price Index. The lease contains a renewal option for an additional five-year term. It also provides for the purchase of the property at the end of the third, fifth or tenth year, assuming the renewal option is exercised, at the then prevailing market value. Lease expenses for the years ended December 31, 1996 and 1995 amounted to $18,777 and $18,000, respectively. Future minimum rental commitments under the above lease follow:


Year ending December 31,  Amount
------------------------  -------
          1997            $18,777
          1998             18,777
          1999              7,824
                          -------
          Total           $45,378
                          =======

     Borrowings and Deposits by Directors and Executive Officers. Certain directors, principal officers and companies with which they are affiliated are customers of and have banking transactions with the bank in the ordinary course of business. As of December 31, 1996

                         COMMUNITY BANCSHARES, INC.
                         WILKESBORO, NORTH CAROLINA
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1996 AND 1995


and 1995, loans outstanding to directors, their related interests and executive officers aggregated $1,438,919 and $839,550, respectively. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties.

     A summary of the related party loan transactions during 1996 and 1995 follows:


                             Insider Loan Transactions
                            ----------------------------
                                1996           1995
                            -------------  -------------
Balance, beginning of year    $  839,550     $1,068,055
New loans                      1,206,111         55,000
Less:  loan payments            (606,742)      (283,505)
                            ------------   ------------
  Balance, end of year        $1,438,919     $  839,550
                            ============   ============

     Deposits by directors and their related interests, as of December 31, 1996 and 1995 approximated $1,409,490 and $1,291,738, respectively.

     Please refer to Note 1 for a discussion concerning the directors'/organizers' stock warrants, and to Note 15 regarding the Incentive Plan.

NOTE 17 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

     To meet the financing needs of its customers, and in the ordinary course of business, the Company is party to financial instruments with off-balance sheet risk. These financial instruments, which include commitments to extend credit and standby letters of credit, involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized on the balance sheets. The contractual amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

     The Company's exposure to credit losses in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amounts of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 1996 and 1995, unfunded commitments to extend credit were $9,095,155 and $6,370,484, respectively. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the borrower. Collateral

                         COMMUNITY BANCSHARES, INC.
                         WILKESBORO, NORTH CAROLINA
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1996 AND 1995


varies but may include accounts receivable, inventory, property, plant, and equipment, farm products, livestock and income producing commercial properties.

     At December 31, 1996 and 1995, there were $150,000 and $25,000, respectively, in commitments under letters of credit. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral varies but may include accounts receivable, inventory, equipment, marketable securities and property. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

     The Company makes commercial, agricultural, real estate and consumer loans to individuals and businesses located in and around Wilkes County, North Carolina. The Company does not have a significant concentration of credit risk with any individual borrower. However, a substantial portion of the Company's loan portfolio is collateralized by real estate located in and around Wilkes County, North Carolina.

NOTE 18 - FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" ("SFAS 107"), requires the disclosure of estimated fair values for all financial instruments, both on-and-off balance sheet assets and liabilities, whose values may be practically estimated, along with pertinent information on those financial instruments whose values may not be so estimated.

     Fair value estimates are made at a specific point in time and are based on relevant market information which is continuously changing. Because no quoted market prices exist for a significant portion of the Company's financial instruments, fair values for such instruments are based on management's assumptions with respect to future economic conditions, estimated discount rates, estimates of the amount and timing of future cash flows, expected loss experience and other factors. These estimates are subjective in nature involving uncertainties and matters of significant judgment. Therefore, they cannot be determined with precision. Note that changes in the assumption could significantly affect the estimates. The following disclosures should not be considered a substitute for the liquidation value of the Company and its subsidiary, but rather a good-faith estimate of the increase or decrease in value of financial instruments held by the Company since purchase, origination or issuance. The Company has not undertaken any steps to value any assets or liabilities that are not considered financial instruments. For example, premises, equipment, core deposits, intangibles and goodwill are not considered financial instruments.

     The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments.

                           COMMUNITY BANCSHARES, INC.
                         WILKESBORO, NORTH CAROLINA
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1996 AND 1995



     1. Cash and due from banks and interest bearing deposits with other banks: Fair value equals the carrying value of such assets.

     2.  Investment securities and investment securities available-for-sale:
Fair values for investment securities are based on quoted market prices.

     3. Federal funds sold and securities purchased under agreements to resell:
Due to the short term nature of these assets, the carrying values of these assets approximate their fair value.

     4. Loans: For variable rate loans, (those repricing within six months or less) fair values are based on carrying values. Fixed rate commercial loans, other installment loans and certain real estate mortgage loans were valued using discounted cash flows. The discount rate used to determine the present value of these loans was based on interest rates currently being charged by the Company on comparable loans as to credit risk and term.

     5. Off-balance sheet instruments: The Company's loan commitments are negotiated at current market rates and are relatively short-term in nature and, as a matter of policy, the Company generally makes commitments for fixed rate loans for relatively short periods of time. Therefore, the estimated value of the Company's loan commitment approximates carrying amount.

     6. Deposit liabilities: The fair values of demand deposits are, as required by SFAS 107, equal to the carrying value of such deposits. Demand deposits include non-interest bearing deposits, savings accounts, NOW accounts and money market demand accounts.

     Discounted cash flows have been used to value fixed rate term deposits and variable rate term deposits having reached an interest rate floor. The discount rate used is based on interest rates currently being offered by the Company on comparable deposits as to amount and term.

                         COMMUNITY BANCSHARES, INC.
                         WILKESBORO, NORTH CAROLINA
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1996 AND 1995



     7. Short-term borrowings: The carrying value of federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings approximate their carrying values.


                                                       At December 31, 1996
                                               ------------------------------------
                                                     Carrying          Estimated
                                                      Amount           Fair Value
                                               --------------------  --------------
Assets:
 Cash and due from banks                                $ 1,763,882     $ 1,763,882
                                               ====================  ==============
 Investment securities available-for-sale               $11,302,580     $11,302,580
                                               ====================  ==============
 Investment securities held-to-maturity                 $ 5,414,836     $ 5,399,611
                                               ====================  ==============
 Federal funds sold and securities purchased
  under agreements to resell                            $ 2,450,000     $ 2,450,000
                                               ====================  ==============
 Loans                                                  $52,786,698     $52,560,499
                                               ====================  ==============
Liabilities:
 Non-interest bearing deposits                          $ 5,090,509     $ 5,090,509
                                               ====================  ==============
 Interest bearing deposits                              $59,364,668     $59,303,406
                                               ====================  ==============

NOTE 19 - DIVIDENDS

     There are no current plans to initiate payment of cash dividends and a future dividend policy will depend on the Bank's earnings, capital requirements, financial condition and other factors considered relevant by the Company's Board of Directors. The Bank is restricted in its ability to pay dividends under the national banking laws and regulations of the Comptroller of the Currency (the "OCC"). Generally, these restrictions require the Bank to pay dividends derived solely from net profits. Moreover, OCC prior approval is required if dividends declared in any calendar year exceed the Bank's net profit for that year combined with its retained net profits for the preceding two years.

                         COMMUNITY BANCSHARES, INC.
                         WILKESBORO, NORTH CAROLINA
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1996 AND 1995



NOTE 20 - PARENT COMPANY FINANCIAL INFORMATION

     This information should be read in conjunction with the other notes to the consolidated financial statements.


                            PARENT COMPANY BALANCE SHEETS
                           ------------------------------
Assets                                                1996                    1995
------                                           -------------            -----------
Cash                                                $3,619,438             $  258,308
Investment in Bank                                   5,678,147              3,713,524
Investment in Community Mortgage                         8,037                 16,954
Organizational costs, net                                  470                  6,111
Other assets                                            37,007                 59,229
                                                 -------------            -----------
  Total Assets                                      $9,343,099             $4,054,126
                                                 =============            ===========

                        Liabilities and Shareholders' Equity
                        ------------------------------------
Liabilities                                         $    7,200             $   11,000
                                                 -------------            -----------
 Total Liabilities                                  $    7,200             $   11,000
                                                 -------------            -----------
Common stock                                        $3,853,158             $2,345,358
Paid-in-capital                                      5,312,078              1,868,236
Retained earnings                                      163,259              (187,710)
Unrealized gain (loss) on securities                     7,404                 17,242
                                                 -------------            -----------
 Total Capital                                      $9,335,899             $4,043,126
                                                 -------------            -----------
  Total Liabilities and Capital                     $9,343,099             $4,054,126
                                                 =============            ===========

                         PARENT COMPANY STATEMENTS OF INCOME
                         -----------------------------------
                                                        Year ended December 31,
                                                 ------------------------------------
                                                      1996                   1995
                                                 -------------           ------------
Interest income                                     $   59,432             $       --
Interest expense                                            --                     --
                                                 -------------           ------------
 Net interest income                                $   59,432             $       --
                                                 -------------           ------------
Other expenses:
 Regulatory fees                                    $       --             $    1,050
 Legal and professional                                 11,172                 26,488
 Amortization of organization costs                      5,640                  5,640
 Other operating expenses                               49,286                 17,093
                                                 -------------           ------------
 Total other expenses                               $   66,098             $   50,271
                                                 -------------           ------------
(Loss) before taxes and equity in undistributed
 earnings of Subsidiaries                              $(6,666)            $  (50,571)
Income tax (benefit)                                   (18,783)                (7,350)
                                                 -------------           ------------
Income before equity in undistributed
 earnings of Subsidiaries                           $   12,117             $  (42,921)
Equity in undistributed earnings of
Subsidiaries                                           338,852                334,084
                                                 -------------          -------------
 Net income                                         $  350,969             $  291,163
                                                 =============          =============

                          COMMUNITY BANCSHARES, INC.
                          WILKESBORO, NORTH CAROLINA
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1996 AND 1995





                         PARENT COMPANY STATEMENTS OF CASH FLOWS
                         ---------------------------------------
                                                                 For the Years Ended
                                                                    December 31,
                                                            -----------------------------
                                                                1996            1995
                                                            ------------      -----------

Cash flows from operating activities:
 Net income                                                   $   350,969       $ 291,163
 Adjustments to reconcile net income to net cash provided
 by operating activities:
 Equity in undistributed  earnings of Subsidiaries               (338,852)       (334,084)
 Amortization of organization costs                                 5,640           5,640
 (Decrease) in payables                                            (3,800)          6,000
 (Decrease) in other assets and organizational costs               55,531         (31,829)
                                                             ------------    ------------
 Net cash used in operating activities                        $    69,488       $ (63,110)
                                                             ------------    ------------
Cash flows from investing activities:
 Investment in Bank                                           $(1,620,000)      $      --
 Investment in Community Mortgage                                 (40,000)             --

Cash flows from financing activities:
 Proceeds from sale of stock                                  $ 4,934,242       $      --
 Proceeds from exercise of options and warrants                    17,400          62,020
                                                             ------------    ------------
 Net cash provided from financing activities                  $ 4,951,642       $  62,020
                                                             ------------    ------------
Net increase in cash and cash equivalents                     $ 3,361,130       $  (1,090)
Cash and cash equivalents, beginning of year                      258,308         259,398
                                                             ------------    ------------
Cash and cash equivalents, end of year                        $ 3,619,438       $ 258,308
                                                             ============    ============

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       There has been no occurrence requiring a response to this Item.


                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

       The directors and executive officers of the Company and the Bank are as follows:

                                                     POSITION                              POSITION
                 NAME                              WITH COMPANY                           WITH BANK
                 ----                              ------------                           ---------
        Brent F. Eller                         Secretary, Treasurer                        Director
                                              and Class II Director

        Jack Ray Ferguson                       Class II Director                          Director

        Edward F. Greene                        Class II Director                   Chairman of the Board

        Stephen B. Greene                        Class I Director                          Director

        Gilbert R. Miller                        Class I Director                          Director

        Dwight E. Pardue                      Chairman of the Board                        Director
                                              and Class III Director

        Robert F. Ricketts, DDS                 Class II Director                          Director

        Rebecca Ann Sebastian                    Class I Director                          Director

        Joe D. Severt                           Class III Director                         Director

        R. Colin Shoemaker                      Class III Director                         Director

        Ronald S. Shoemaker             President, Chief Executive Officer    President, Chief Executive Officer
                                              and Class II Director                      and Director

       Each of the above persons (with the exception of Messrs. Ferguson, S. Greene and Severt) has been a director of the Company since June 1990. Messrs. Ferguson, S. Greene and Severt have been directors of the Company since June 1991. The Company has a classified Board of Directors, whereby one-third of the members are elected each year at the Company's annual meeting of shareholders. Upon such election, each director of the Company will serve for a term of three years. The Company's officers are appointed by its Board of Directors and hold office at the will of the Board.

       BRENT F. ELLER, age 57, has served as Secretary and Treasurer of the Company since June 1990. Mr. Eller served as an operations specialist with Lowe's Companies, Inc., a retail building materials and home center chain, from 1980 until his retirement in 1994.

       JACK R. FERGUSON, age 70, is presently retired. From 1954 to 1985, he served in various capacities with Lowe's Companies, Inc., including most recently as manager of the Hendersonville, North Carolina store.

       EDWARD F. GREENE, age 67, is presently retired. Mr. Greene currently serves as Chairman of the Board of the Bank. From 1954 to 1984, Mr. Greene served in various capacities with Lowe's Companies, Inc., including most recently, Senior Vice President.

       STEPHEN B. GREENE, age 39, has been self-employed as an insurance agent in North Wilkesboro since 1988. From 1987 to 1988, Mr. Greene served as a life insurance salesman and financial planner with McNeill Financial Group and from 1982 to 1987, he served as a life insurance salesman and financial planner with New York Life.

       GILBERT R. MILLER, age 67, is presently retired. From 1947 to 1986, Mr. Miller served as President and Chief Executive Officer of Miller Brothers Lumber Company.

       DWIGHT E. PARDUE, age 68, is presently retired. Mr. Pardue currently serves as Chairman of the Board of the Company. From 1956 to January 1990, Mr. Pardue served in various capacities with Lowe's Companies, Inc., including most recently Senior Executive Vice President.

       ROBERT F. RICKETTS, DDS, age 46, is a dentist who has been engaged in private practice in North Wilkesboro since 1976.

       REBECCA ANN SEBASTIAN, age 61, is presently retired. Ms. Sebastian served as Media Coordinator at the North Wilkesboro Elementary School from 1972 until her retirement in 1994.

       JOE D. SEVERT, age 66, has been retired since 1971. From 1956 to 1971, Mr. Severt served in various capacities with Lowe's Companies, Inc., including most recently as office and credit manager of its Roanoke, Virginia store.

       R. COLIN SHOEMAKER, age 53, has served as Controller and Officer Manager of Key City Furniture Company, Inc. since 1985.

       RONALD S. SHOEMAKER, age 56, has served as President of the Company since June 1990, and has been engaged in the organization of the Company and the Bank since February 1990. Mr. Shoemaker served as Senior Vice President and City Executive for Southern National Bank of North Carolina from 1985 to 1988.

       Ronald S. Shoemaker, President and a director of the Company, is the brother of R. Colin Shoemaker, a director of the Company. Stephen B. Greene is the son of Edward F. Greene, both of whom are directors of both the Company and the Bank.

       The Company is not subject to the requirements of Section 16 of the Securities Exchange Act of 1934, as amended.

ITEM 10.  EXECUTIVE COMPENSATION.

       The following table provides certain summary information for the fiscal years ended December 31, 1996, 1995 and 1994 concerning compensation paid or accrued by the Company to or on behalf of the Company's Chief Executive Officer. None of the other executive officers of the Company had total annual salary and bonus which exceeded $100,000 during the last fiscal year.

                          SUMMARY COMPENSATION TABLE


                                                                                      Long Term
                                            Annual Compensation                      Compensation
                            ----------------------------------------------------     ------------
         Name and                                                     Other           Number of
         Principal                                                    Annual           Options             All other
         Position           Year        Salary     Bonus            Compensation       Awarded          Compensation(2)
         --------           ----        ------     -----            ------------       -------          ------------
   Ronald S. Shoemaker,     1996      $88,830   $ 18,000            $11,659(1)             --               $4,333
   President and Chief      1995       79,443     18,000               --                 40,000             4,112
   Executive Officer        1994       76,088     12,000               --                 24,000             4,388



-----------------

 (1) Includes an annual automobile allowance of $6,600 and disability insurance premiums of $3,184 paid by the Company.
 (2)   Represents the Company's matching contribution under its 401(k) Plan.

       Currently, the directors of the Company receive no cash compensation for their services. Each of the Company's outside directors receives an automatic annual grant of options to purchase 2,000 shares of Common Stock of the Company on each July 1, provided that such director has served on the Board of Directors of the Company during the twelve month period immediately preceding the option grant. All new directors will also receive an option to purchase 1,000 shares of Common Stock upon their election to the Board of Directors of the Company.

EMPLOYMENT AGREEMENT

       The Company has entered into an Employment Agreement with Ronald S. Shoemaker, pursuant to which Mr. Shoemaker serves as President and Chief Executive Officer of the Company. The Employment Agreement is for a term of five years, provided, however, that during each of the first five years, an additional year will be added to the term of the agreement, so that the Employment Agreement will expire on February 1, 2005. The Employment Agreement provides for an annual base salary of $84,000 and bonuses to be determined in the discretion of the Board of Directors. Mr. Shoemaker has also been granted an option to purchase 40,000 shares of Common Stock of the Company, exercisable over a term of ten years at an exercise price of $10.00 per share. The Employment Agreement requires the Bank to maintain a key man life insurance policy on Mr. Shoemaker in the amount of $500,000. The Employment Agreement provides for certain severance payments to be paid to Mr. Shoemaker in the event of a change of control of the Company. In the event of a change in control, if Mr. Shoemaker cannot reach agreement with respect to his employment arrangements following such change in control, Mr. Shoemaker will be entitled to receive a lump sum cash payment equal to $300,000. In addition, in the event Mr. Shoemaker is terminated by the Company without cause, he will receive during the balance of his term of employment the annual base salary which would otherwise be payable to Mr. Shoemaker had he remained in the employ of the Company.

       The Employment Agreement contains noncompete provisions, effective through the actual date of termination of the Employment Agreement and for a period of one year thereafter in the event Mr. Shoemaker terminates his employment with the Company. The noncompete provisions of the Employment Agreement may not be enforceable under North Carolina law if judicially deemed to be unreasonable.

STOCK OPTION PLAN

       On May 28, 1993, the Company's shareholders adopted a 1993 Incentive Stock Option Plan (the "Plan") for employees who are contributing significantly to the management or operation of the business of the Company or its subsidiaries as determined by the committee administering the Plan. The Plan provides for the grant of up to 400,000 options at the discretion of the Board of Directors or a committee designated by the Board of Directors to administer the Plan. The option exercise must be at least 100% (110% in the case of a holder of 10% or more of the Common Stock) of the fair market value of the stock on the date the option is granted and the options are exercisable by the holder thereof in full at any time prior to their expiration in accordance with the terms of the Plan. Stock options granted pursuant to the Plan will expire on or before (1) the date which is the tenth anniversary of the date the option is granted, or (2) the date which is the fifth anniversary of the date the option is granted in the event that the option is granted to a key employee who owns more than 10% of the total combined voting power of all classes of stock of the Company or any subsidiary of the Company.

       In May 1994, the Plan was amended to, among other things, provide for the automatic annual grant of options to purchase 2,000 shares of Common Stock to each of the Company's outside directors.

    The following table presents information regarding the value of unexercised options and warrants held at December 31, 1996 by Ronald S. Shoemaker. No stock options were granted to Mr. Shoemaker in fiscal 1996 and no stock options or warrants were exercised and there were no SARs outstanding during fiscal 1996.

                                                  NUMBER OF
                                             UNEXERCISED OPTIONS                  VALUE OF UNEXERCISED
                                                  AT FY-END                       IN-THE-MONEY OPTIONS
                                                      (#)                             AT FY-END(1)
                                               -----------------                      -----------
                                                 EXERCISABLE/                         EXERCISABLE/
 NAME                                            UNEXERCISABLE                        UNEXERCISABLE
 ----                                            -------------                        -------------
 Ronald S. Shoemaker . . . . . . .             49,564(2)/23,736                      $134,516/$1,334

-----------------

    (1) Dollar values calculated by determining the difference between the estimated fair market value of the Company's Common Stock at December 31, 1996 ($10.00) and the exercise price of such options.

    (2) Includes 9,300 stock purchase warrants granted in connection with the Company's initial stock offering.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       The following table sets forth certain information as of March 15, 1997 with respect to ownership of the outstanding Common Stock of the Company by (i) all persons known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock of the Company, (ii) each director of the Company, and (iii) all executive officers and directors of the Company as a group.

                                               AMOUNT AND
                                                 NATURE OF                     PERCENT OF
                                                 BENEFICIAL                   OUTSTANDING
BENEFICIAL OWNER                              OWNERSHIP (1)                      SHARES
----------------                              -------------                   -----------
Brent F. Eller (2)...........................        9,704                             *%
Jack R. Ferguson (3).........................       70,738                           5.3
Edward F. Greene (4).........................      274,826                          20.2
Stephen B. Greene (5)........................      131,726                           9.7
Gilbert R. Miller (6)........................       64,828                           4.9
Dwight E. Pardue (7).........................       80,096                           6.0
Robert F. Ricketts, DDS (8)..................       43,786                           3.4
Rebecca Ann Sebastian (9)....................       57,310                           4.4
Joe D. Severt (10)...........................      276,776                          20.9
R. Colin Shoemaker (11)......................       18,224                           1.4
Ronald S. Shoemaker (12).....................       72,159                           5.4
All executive officers and directors
  as a group (11 persons)....................    1,098,573                          63.9

*  Less than 1% of shares outstanding.

--------------------

(1) Except as otherwise indicated, each person named in this table possesses sole voting and investment power with respect to the shares beneficially owned by such person. "Beneficial Ownership" includes shares for which an individual, directly or indirectly, has or shares voting or investment power or both and also includes warrants and options which are exercisable within sixty days of the date hereof. Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934. The percentages are based upon 1,286,886 shares outstanding, except for certain parties who hold presently exercisable warrants or options to purchase shares. The percentages for those parties who hold presently exercisable warrants or options are based upon the sum of 1,286,886 shares plus the number of shares subject to presently exercisable warrants or options held by them, as indicated in the following notes.

(2) Includes 1,704 shares subject to presently exercisable stock purchase warrants granted in connection with the Company's initial stock offering and 6,000 shares subject to presently exercisable stock options. All of the 9,704 shares beneficially owned by Mr. Eller are owned by his IRA.

(3) Includes 31,538 shares subject to presently exercisable stock purchase warrants granted in connection with the Company's initial stock offering and 6,000 shares subject to presently exercisable stock options. Shares are owned by Mr. Ferguson jointly with his spouse. Mr. Ferguson's address is 71 Beaverdam Road, Candler, North Carolina 28715.

(4) Includes 1,600 shares held by a corporation in which Mr. Greene has a 50% ownership interest, 62,226 shares subject to presently exercisable stock purchase warrants granted in connection with the Company's initial stock offering and 6,000 shares subject to presently exercisable stock options. Mr. Greene's address is 216 Fairway Lane, Wilkesboro, North Carolina 28697.

(5) Includes 62,226 shares subject to presently exercisable stock purchase warrants granted in connection with the Company's initial stock offering and 6,000 shares subject to presently exercisable stock options. Mr. Greene's address is P.O. Box 1943, North Wilkesboro, North Carolina 28659.

(6) Includes 20,190 shares subject to presently exercisable stock purchase warrants granted in connection with the Company's initial stock offering and 6,000 shares subject to presently exercisable stock options Shares are owned by Mr. Miller jointly with his spouse.

(7) Includes 34,096 shares subject to presently exercisable stock purchase warrants granted in connection with the Company's initial stock offering and 6,000 shares subject to presently exercisable stock options. Mr. Pardue's address is P.O. Box 791, North Wilkesboro, North Carolina 28659.

(8) Includes 12,786 shares subject to presently exercisable stock purchase warrants granted in connection with the Company's initial stock offering and 6,000 shares subject to presently exercisable stock options.

(9) Includes 21,310 shares subject to presently exercisable stock purchase warrants granted in connection with the Company's initial stock offering and 6,000 shares subject to presently exercisable stock options.

(10) Includes 1,600 shares held by a corporation in which Mr. Severt has a 50% ownership interest, 62,226 shares subject to presently exercisable stock purchase warrants granted in connection with the Company's initial stock offering and 6,000 shares subject to presently exercisable stock options. Mr. Severt's address is 4460 North Carolina Highway 163, West Jefferson, North Carolina 28694.

(11) Includes 5,624 shares subject to presently exercisable stock purchase warrants granted in connection with the Company's initial stock offering and 6,000 shares subject to presently exercisable stock options. Of the 6,600 shares beneficially owned by Mr. Shoemaker, 4,180 shares are owned jointly with his wife, 1,210 shares are owned by Mr. Shoemaker's IRA and 1,210 shares are owned by his wife's IRA.

(12) Includes 9,300 shares subject to presently exercisable stock purchase warrants granted in connection with the Company's initial stock offering and 50,264 shares subject to presently exercisable stock options. Mr. Shoemaker's address is 924 Pleasant Home Church Road, Miller's Creek, North Carolina 28651.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       On June 27, 1991, the Company entered into a Lease Agreement with Edward
F. Greene and his wife, Frances C. Greene to lease an approximately 1,800 square foot facility in Wilkesboro, North Carolina. On June 27, 1996, this Lease Agreement expired and the Bank entered into a New Lease Agreement with Mr. and Mrs. Greene to lease the same facility. On November 17, 1993, the Company also entered into a lease agreement with Edward F. Greene and Joe D. Severt to lease an approximately 1,700 square foot facility in North Wilkesboro, North Carolina. See "Item 2. Properties." Lease payments by the Company pursuant to these agreements, including property taxes, totalled $72,110 during 1996 and $67,872 during 1995. Edward F. Greene and Joe D. Severt are directors of both the Company and the Bank.

       The Company's subsidiary, Wilkes National Bank, has outstanding loans to certain of the Company's directors, executive officers, their associates and members of the immediate families of such directors and executive officers. These loans were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not affiliated with the Company or the Bank and do not involve more than the normal risk of collectibility or present other unfavorable features.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

       (a) Exhibits. The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from either (i) a Registration Statement on Form S-1 under the Securities Act of 1933 for the Company, Registration Number 33-36512 (referred to as "S-1"), (ii) the Annual Report on Form 10-K of the Company for the year ended December 31, 1991 (referred to as "1991 10-K"), (iii) the Annual Report on Form 10-KSB of the Company for the year ended December 31, 1993 (referred to as "1993 10-K"), (iv) the Quarterly Report on Form 10-KSB of the Company for the quarter ended September 30, 1995 (referred to as "10-Q") or (v) a Registration Statement on Form S-2 under the Securities Act of 1933 for the Company, Registration Number 33-99416 (referred to as "S-2"). The exhibit numbers correspond to the exhibit numbers in the referenced document.

Exhibit No.                                                            Description of Exhibit
-----------                                                            ----------------------
       *3.1                                   -  Articles of Incorporation dated June 11, 1990 (S-1).

       *3.2                                   -  Articles of Amendment dated August 21, 1990 (S-1).

       *3.2.1                                 -  Articles of Amendment dated November 13, 1995 (10-Q).

       *3.3                                   -  Bylaws adopted August 4, 1989 (S-1).

       *10.4                                  -  Lease Agreement dated June 27, 1991 by and between Registrant and
                                                 Edward F. and Frances C. Greene, for facility located in Wilkesboro,
                                                 North Carolina (1991 10-K).

       *10.5                                  -  Lease Agreement dated November 17, 1993 by and between Registrant and
                                                 Edward F. Greene and Joe D. Severt for facility located in North
                                                 Wilkesboro, North Carolina (1993 10-K).

      *10.6                                   -  Employment Agreement, dated February 1, 1995, by and among Community
                                                 Bancshares, Inc., Wilkes National Bank and Ronald S. Shoemaker (S-2).

       10.7                                   -  Lease Agreement dated February 25, 1997 by and between Wilkes National
                                                 Bank and Edward F. and Francis C. Greene, for facility located at 1600
                                                 Curtis Bridge Road, Wilkesboro, North Carolina.

       21.1                                   -  Subsidiaries of the Registrant.

       27.1                                   -  Financial Data Sheet (for SEC use only).

       (b) Reports on Form 8-K. No reports on Form 8-K were required to be filed for the fourth quarter of 1996.

                                  SIGNATURES


       Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  COMMUNITY BANCSHARES, INC.




Dated:  March 26, 1997            By: /s/ RONALD S. SHOEMAKER
                                  --------------------------------------------
                                  Ronald S. Shoemaker
                                  President and Chief Executive Officer (chief
                                  executive, financial and accounting officer)

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

              Signature                                                           Date
              ---------                                                           ----
                                                                                March __, 1997
------------------------------------
   BRENT F. ELLER
   Secretary, Treasurer and
   Class I Director


                                                                                March __, 1997
------------------------------------
   JACK R. FERGUSON
   Class II Director


/s/  EDWARD F. GREENE                                                           March 26, 1997
------------------------------------
   EDWARD F. GREENE
   Class II Director


                                                                                March __, 1997
------------------------------------
   STEPHEN B. GREENE
   Class I Director


/s/   GILBERT R. MILLER                                                         March 25, 1997
------------------------------------
   GILBERT R. MILLER
   Class I Director

                     [SIGNATURES CONTINUED ON NEXT PAGE]

                     Signature                                                       Date
                     ---------                                                       ----
/s/   DWIGHT E. PARDUE                                                          March 26, 1997
-----------------------------------
   DWIGHT E. PARDUE
   Class III Director


/s/   ROBERT F. RICKETTS, D.D.S.                                                March 27, 1997
-----------------------------------
   ROBERT F. RICKETTS, D.D.S.
   Class II Director


/s/   REBECCA ANN SEBASTIAN                                                     March 26, 1997
-----------------------------------
   REBECCA ANN SEBASTIAN
   Class I Director


/s/   JOE D. SEVERT                                                             March 26, 1997
-----------------------------------
   JOE D. SEVERT
   Class III Director


/s/  R. COLIN SHOEMAKER                                                         March 26, 1997
-----------------------------------
   R. COLIN SHOEMAKER
   Class III Director


/s/   RONALD S. SHOEMAKER                                                       March 26, 1997
-----------------------------------
   RONALD S. SHOEMAKER
   President and Class III Director

       SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
       SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

       No annual report or proxy material has been sent to security holders as of the date of filing this report. An annual report and proxy materials will be furnished to security holders subsequent to the filing of this Annual Report on Form 10-KSB, and the Registrant will furnish copies of such material to the Commission when they are sent to security holders.

                                EXHIBIT INDEX


Exhibit                                                                                                        Sequential
Number         Description of Exhibit                                                                           Page  No.
------         ----------------------                                                                           --------
10.7           Lease Agreement dated February 25, 1997 by and between Wilkes National Bank and Edward F. and Francis C. Greene, for facility located at 1600 Curtis Bridge
               Road, Wilkesboro, North Carolina.

21.1           Subsidiaries of the Registrant

27.1           Financial Data Schedule (for SEC use only)
