Form 10QSB
period 1997-03-31
COMMUNITY BANCSHARES INC /NC/
filed 1997-05-15
CIK 867241

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-QSB

(Mark One)

 X       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
----     EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 1997.

                                       OR

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
---      SECURITIES EXCHANGE ACT OF 1934
         For the transition period from               to
                                        -------------    ------------

                          Commission File No. 33-36512

                         COMMUNITY BANCSHARES, INC.
--------------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)


    North Carolina                                       56-1693841
------------------------                    ------------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

       1600 Curtis Bridge Road  Wilkesboro, North Carolina  28679
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (910) 838-4100
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

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
                    Yes    X            No
                       ----------          ------------

         APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

         Common stock, $3.00 par value per share 1,290,788 shares issued and outstanding as of May 13, 1997.

PART I - FINANCIAL INFORMATION
         Item 1.  Financial Statements


                           COMMUNITY BANCSHARES, INC.
                           WILKESBORO, NORTH CAROLINA
                          CONSOLIDATED BALANCE SHEETS

                           ASSETS

                                        March 31,    December 31,
                                        ---------    ------------
                                          1997          1996
                                          ----          ----
                                       (Unaudited)   (Unaudited)
                                       -----------   -----------
Cash and due from banks               $ 1,479,681    $ 1,763,882
Federal funds sold                      1,470,000      2,450,000
                                       ----------     ----------
  Total cash and cash equivalents     $ 2,949,681    $ 4,213,882
Securities:
 Available-for-sale,
  at estimated market values           10,954,616     11,302,580
 Held-to-maturity (Estimated market
  values of $4,753,341 (03-31-97)
  and $5,399,611 (12-31-96)             4,802,486      5,414,836
Loans, net                             58,626,060     52,786,698
Property and equipment                    483,351        218,857
Other assets                              809,902        778,515
                                       ----------     ----------
  Total Assets                        $78,626,096    $74,715,368
                                       ==========     ==========

                    LIABILITIES AND SHAREHOLDERS' EQUITY


Liabilities:

Deposits
 Non-interest bearing deposits        $ 8,514,185    $ 5,090,509
 Interest bearing deposits             59,698,944     59,364,668
                                       ----------     ----------
  Total deposits                      $68,213,129    $64,455,177
Other liabilities                         957,260        924,292
                                       ----------     ----------
  Total Liabilities                   $69,170,389    $65,379,469
                                       ----------     ----------

Commitments & Contingencies

Shareholders' Equity:

Common stock - $3.00 par value,
 10 million shares authorized;
 1,286,886 and 1,284,386
 shares issued and outstanding
 at March 31, 1997 and
 December 31, 1996, respectively      $ 3,860,658    $ 3,853,158
Paid-in-capital                         5,324,278      5,312,078
Retained earnings (deficit)               323,411        163,259
Unrealized gain on
 securities available-for-sale            (52,640)         7,404
                                       ----------     ----------
  Total Shareholders' Equity          $ 9,455,707    $ 9,335,899
                                       ----------     ----------
  Total Liabilities
   and Shareholders' Equity           $78,626,096    $74,715,368
                                       ==========     ==========

          Refer to notes to the consolidated financial statements.

                           COMMUNITY BANCSHARES, INC.
                           WILKESBORO, NORTH CAROLINA
                         CONSOLIDATED INCOME STATEMENTS
                                  (UNAUDITED)



                                             For the quarter
                                             ended March 31,
                                            -----------------
                                            1997         1996
                                            ----         ----
Interest and fees
 on loans and investments               $1,638,700    $1,126,336
Interest expense                           815,315       646,468
                                         ---------     ---------
Net interest income                     $  823,385    $  479,868

Provision for possible loan losses         125,000        37,500
                                         ---------     ---------

  Net interest income after
   provision for possible loan losses   $  698,385    $  442,368
                                         ---------     ---------

Other income:
 Service fees and other charges         $   35,453    $   34,040
 Gain (loss) on sale of securities             643        (4,497)
                                         ---------     ---------
  Total other income                    $   36,096    $   29,543
                                         ---------     ---------

Operating expenses:
 Salaries and benefits                  $  233,030       190,535
 Legal and professional                     18,321        14,426
 Depreciation                               12,420        15,405
 Amortization                                3,671         6,017
 Courier and postage                        13,545        13,765
 Rent expense                               20,198        21,865
 Data processing                            31,160        24,388
 Other operating expenses                  113,363       120,039
                                         ---------     ---------
  Total operating expenses              $  445,708    $  406,440
                                         ---------     ---------

Net income before taxes                 $  288,773    $   65,471

Income taxes                               128,620        23,638
                                         ---------     ---------

Net income                              $  160,153    $   41,833
                                         =========     =========

Income per share                        $      .11    $      .04
                                         =========     =========





          Refer to notes to the consolidated financial statements.

                           COMMUNITY BANCSHARES, INC.
                           WILKESBORO, NORTH CAROLINA
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                   Three Months Ended
                                                       March 31,
                                                  --------------------
                                                  1997            1996
                                                  ----            ----
Cash flows from operating activities:        $    75,172     $   604,748
                                              ----------      ----------

Cash flows from Investing Activities:
  Purchase of fixed assets                      (276,914)        (36,833)
  (Increase) in loans                         (5,964,362)     (2,277,455)
  Securities - available-for-sale
   Sale of securities                            764,336       1,359,944
   Purchase of securities                       (757,310)     (1,628,149)
   Maturity and paydowns                         504,875         354,371
  Securities - held-to-maturity
   Purchase of securities                           - -         (275,591)
   Maturity and paydowns                         612,350       1,039,170
                                              ----------      ----------
Net cash used in investing activities        $(5,117,025)    $(1,464,543)
                                              ----------      ----------

Cash flows from Financing Activities:
  Increase in deposits                       $ 3,757,952     $ 1,624,660
  Exercise of warrants/options                    19,700            - -
                                              ----------      ----------
Cash provided from financing activities      $ 3,777,652     $ 1,624,660
                                              ----------      ----------

Net (decrease) in cash and cash equivalents  $(1,264,201)    $   764,865
Cash and cash equivalents,
 beginning of period                           4,213,882       1,949,186
                                              ----------      ----------
Cash and cash equivalents, end of period     $ 2,949,681     $ 2,714,051
                                              ==========      ==========





          Refer to notes to the consolidated financial statements.

                           COMMUNITY BANCSHARES, INC.
                           WILKESBORO, NORTH CAROLINA
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1997


NOTE 1 - BASIS OF PRESENTATION

         The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 1996.


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

         As of March 31, 1997 and December 31, 1996, there were 1,286,886 and 1,284,386 shares of common stock outstanding, respectively.

         The Company offered warrants to its organizers and to a group of initial subscribers. Each warrant, when surrendered with $5.50 to the Company, is convertible into one share of common stock. The warrants expire ten years from January 17, 1992. At March 31, 1997 and December 31, 1996, there were 384,314 and 385,114 warrants outstanding, respectively.


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation and Reclassification. The consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany accounts and transactions have

                           COMMUNITY BANCSHARES, INC.
                           WILKESBORO, NORTH CAROLINA
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1997


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

                         COMMUNITY BANCSHARES, INC.
                         WILKESBORO, NORTH CAROLINA
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               MARCH 31, 1997


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

                         COMMUNITY BANCSHARES, INC.
                         WILKESBORO, NORTH CAROLINA
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               MARCH 31, 1997


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

         Income Per Share. The weighted average number of shares outstanding as well as all common stock equivalents must be considered for purposes of computing earnings per share. Note that common stock equivalents are securities that enable their holders to obtain additional shares of common stock. Options and warrants are common stock equivalents. They are used in the computation of earnings per share only if, upon exercise, they dilute earnings per share by 3% or more. To compute earnings per share, adjusted net income is divided by the sum of weighted average common stock outstanding and common stock equivalents. For the three-month periods ended March 31, 1997 and 1996, net income per share amounted to $.11 and $.04, respectively.

ITEM 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Total assets increased by $3.9 million to $78.6 million during the three-month period ended March 31, 1997. The increase was generated primarily through a $3.8 million increase in deposits and a $.1 million increase in retained earnings. These funds, in their entirety, were utilized to expand the loan portfolio.


Liquidity and Sources of Capital

Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The March 31, 1997 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $2.9 million, representing 3.8% of total assets. Investment securities, which amounted to $15.8 million or 20.0% of total assets, provide a secondary source of liquidity because they can be converted into cash in a timely manner. The subsidiary Bank is a member of the Federal Reserve System and is maintaining relationships with several correspondent banks and, thus, could obtain funds on short notice. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities, so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. There are no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital requirements by the Bank's primary regulator, the Office of the Comptroller of the Currency.

                            Bank's       Minimum required
                        March 31, 1997    by regulator
                        --------------    ------------
Leverage ratio                7.4%             4.0%
Risk weighted ratio          10.8%             8.0%

With respect to the leverage ratio, the regulator expects a minimum of 5.0% to 6.0% ratio for banks that are not rated CAMEL 1. Although the Bank is not rated CAMEL 1, its leverage ratio of 7.4% is above the required minimum.


Results of Operations

Net income for the three-month period ended March 31, 1997 amounted to $160,153, or $.11 per share. For the three-month period ended March 31, 1996, net income amounted $41,833, or $.04 per share. The following four items are of significance when one compares the March 31, 1997 results to those of March 31, 1996.

a. Net interest income, which represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities, has increased from $479,868 for the three-month period ended March 31, 1996 to $823,385 for the same period one year later, representing an increase of $343,517, or 71.6%. This increase was attained primarily because of a $22.6 million increase in earning assets, from $51.6 million at March 31, 1996 to $74.2 million at March 31, 1997.

b. The net interest yield, defined as net interest income divided by average interest earning assets, has decreased from 3.7% for the three-month period ended March 31, 1996 to 4.4% for the three-month period ended March 31, 1997. Below is pertinent information concerning the yield on earning assets and the cost of funds as of March 31, 1997.

                 Avg. Assets/       Interest           Yield/
Description      Liabilities     Income/Expense         Cost
-----------      -----------     --------------        ------
Federal funds    $   836,927       $   10,002           4.78%
Securities        16,651,449          263,388           6.33%
Loans             56,743,970        1,365,310           9.62%
                  ----------        ---------           ----
  Total          $74,232,346       $1,638,700           8.83%
                  ==========        ---------           ----

Transactional
 accounts        $11,653,593       $   99,557           3.42%
Savings            2,086,026           15,854           3.04%
CD's              47,050,155          691,976           5.88%
Reverse repos        707,689            7,928           4.48%
                  ----------        ---------           ----
  Total          $61,497,463       $  815,315           5.30%
                  ==========        ---------           ----

Net interest income                $  823,385
                                    =========

Net yield on earning assets                             4.44%
                                                        ====

c. Total non-interest income has increased from $29,543 for the three month period ended March 31, 1996 to $36,096 for the three-month period ended March 31, 1997. This 22.2% increase is attributed to higher volume in transactional accounts.

d. Management was better able to control expenses during the three months ended March 31, 1997. For the three- month period ended March 31, 1997, operating expenses amounted to $445,708, representing an annualized 2.4% of average assets. By comparison, for the three-month period ended March 31, 1996, operating expenses amounted to $406,440, representing an annualized 3.0% of average assets.

During the three-month period ended March 31, 1997, the allowance for loan losses has grown from $619,133 to $744,265. The allowance for loan losses as a percentage of gross loans increased from 1.16% at December 31, 1996 to 1.25% at March 31, 1997. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

The Company is not aware of any current recommendation by the regulatory authorities which, if they were to be implemented, would have a material effect on the Company's liquidity, capital resources, or results of operations.


                          PART II.  OTHER INFORMATION

Item 2.  Changes in Securities

        Pursuant to the exercise of stock options awarded under the Company's incentive stock option plan, during the three-month period ended March 31, 1997 the Company issued an aggregate of 1,700 shares of Common Stock to a total of two employees of the Company in the following transactions: (i) on February 20, 1997, 1,600 shares of Common Stock were issued to one employee who exercised an option to purchase 1,600 shares of Common Stock at an exercise price of $9.00 per share (ii) on March 4, 1997, 100 shares of Common Stock were issued to one employee who exercised an option to purchase 100 shares of Common Stock at an exercise price of $9.00 per share.

        In connection with the exercise of a warrant to purchase Common Stock of the Company, the Company issued 800 shares of Common Stock to one individual on February 3, 1997. The warrant was exercised at a price of $5.50 per share and was one of the warrants originally issued in connection with the Company's initial public offering to its organizers and a group of the Company's initial shareholders.

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


Item 6.  Exhibits and Reports on Form 8-K

                 (a)  Exhibits.
                      27 - Financial data schedule (for SEC use only).

                 (b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended March 31, 1997.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             COMMUNITY BANCSHARES, INC.


Date: May 13, 1997       BY:  /s/ Ronald S. Shoemaker
      ------------           ----------------------------------------------
                             Ronald S. Shoemaker
                             President and Chief Executive Officer
                             (Principal Executive, Financial and Accounting
                             Officer)