Form 10QSB
period 1997-06-30
COMMUNITY BANCSHARES INC /NC/
filed 1997-08-13
CIK 867241

[TEXT]
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549
                  ---------------------------
                         FORM 10-QSB

(Mark One)

 X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934
	For the quarterly period ended June 30, 1997.

                              OR

  	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934
	For the transition period from               to

                  Commission File No. 000-22517

                COMMUNITY BANCSHARES, INC.
(Exact name of small business issuer as specified in its charter)


    North Carolina                        56-1693841
(State of Incorporation)   (I.R.S. Employer Identification No.)

1600 Curtis Bridge Road  Wilkesboro, North Carolina  28679
    (Address of Principal Executive Offices)

                          (910) 838-4100
(Issuer's Telephone Number, Including Area Code)

                         Not Applicable
(Former Name, Former Address and Former Fiscal Year, if Changed
Since Last Report)

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

	Common stock, $3.00 par value per share 1,296,356 shares issued and outstanding as of August 13, 1997.

	Transitional Small Business Disclosure Format (Check one):

                    Yes               No  X
                         (Page 1 of 16)


PART I - FINANCIAL INFORMATION
	Item 1.  Financial Statements

	COMMUNITY BANCSHARES, INC.
	Wilkesboro, North Carolina
	Consolidated Balance Sheets

	ASSETS
                                        June 30,     December 31,
                                          1997          1996
                                       (Unaudited)   (Unaudited)

Cash and due from banks               $ 1,680,859    $ 1,763,882
Federal funds sold                        550,000      2,450,000
  Total cash and cash equivalents     $ 2,230,859    $ 4,213,882
Securities:
 Available-for-sale,
  at estimated market values           12,150,540     11,302,580
 Held-to-maturity (Estimated market
  values of $4,435,098 (06-30-97)
  and $5,399,611 (12-31-96)             4,440,598      5,414,836
Loans, net                             62,217,845     52,786,698
Property and equipment                    585,222        218,857
Other assets                            1,314,619        778,515
  Total Assets                        $82,939,683    $74,715,368

	LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Deposits
 Non-interest bearing deposits        $ 4,563,195    $ 5,090,509
 Interest bearing deposits             67,686,356     59,364,668
  Total deposits                      $72,249,551    $64,455,177
Other liabilities                         942,888        924,292
  Total Liabilities                   $73,192,439    $65,379,469

Commitments & Contingencies

Shareholders' Equity:
Common stock - $3.00 par value,
 10 million shares authorized;
 1,296,356 (06-30-97) and 1,284,386
 (12-31-96) shares issued
 and outstanding                      $ 3,889,068    $ 3,853,158
Paid-in-capital                         5,378,223      5,312,078
Retained earnings                         476,856        163,259
Unrealized gain on
 securities available-for-sale              3,097          7,404
  Total Shareholders' Equity          $ 9,747,244    $ 9,335,899
  Total Liabilities
   and Shareholders' Equity           $82,939,683    $74,715,368

        Refer to notes to the consolidated financial statements.


	COMMUNITY BANCSHARES, INC.
	Wilkesboro, North Carolina
	Income Statements
	(Unaudited)

                                             For the six months
                                               ended June 30,
                                              1997         1996
Interest income                         $3,416,896     $2,343,585
Interest expense                         1,693,734      1,290,621
Net interest income                     $1,723,162     $1,052,964

Provision for possible loan losses         275,000         82,500

Net interest income (loss) after
 provision for possible loan losses     $1,448,162     $  970,464

Other income:
 Service fees and other charges         $   72,185     $   58,291
 Gain (loss) on sale of securities          (4,618)         1,089
  Total Other Income                    $   67,567     $   59,380

Operating expenses:
  Salaries and benefits                 $  492,006     $  399,621
  Legal and professional                    53,849         26,530
  Depreciation                              25,481         31,852
  Amortization                               5,807         12,035
  Courier and postage                       28,791         31,190
  Rent expense                              39,416         42,108
  Data processing                           64,057         50,777
  Regulatory assessments                    25,347         35,900
  Other operating expenses                 183,757        193,236
Total Expenses                          $  918,511     $  823,249

Income before taxes
 and extraordinary item                 $  597,218     $  206,595

Income tax                                 283,620         76,388

Net Income                              $  313,598     $  130,207

Income per share                        $      .21     $      .12









	Refer to notes to the consolidated financial statements.


	COMMUNITY BANCSHARES, INC.
	Wilkesboro, North Carolina
	Income Statements
	(Unaudited)

                                            For the three months
                                               ended June 30,
                                            1997            1996

Interest income                         $1,778,196     $1,217,249
Interest expense                           878,419        644,153
Net interest income                     $  899,777     $  573,096

Provision for possible loan losses         150,000         45,000

Net interest income after
 provision for possible loan losses     $  749,777     $  528,096

Other income:
 Service fees and other charges         $   36,732     $   24,251
 Gain on sale of securities                 (5,261)         5,586
  Total other income                    $   31,471     $   29,837

Operating expenses:
  Salaries and benefits                 $  258,976     $  209,086
  Legal and professional                    35,528         12,104
  Depreciation                              13,061         16,447
  Amortization                               2,136          6,018
  Courier and postage                       15,246         17,425
  Rent expense                              19,218         20,243
  Data processing                           32,897         26,389
  Regulatory assessments                    11,674         16,925
  Other operating expenses                  84,067         92,172
Total Expenses                          $  472,803     $  416,809

Income before taxes                     $  308,445     $  141,124

Income tax                                 155,000         52,750

Net Income                              $  153,445     $   88,374

Income per share                        $      .10     $      .08










	Refer to notes to the consolidated financial statements.


	COMMUNITY BANCSHARES, INC.
	Wilkesboro, North Carolina
	Statements of Cash Flows
	(Unaudited)


                                                  Six months ended
                                                       June 30,
                                                  1997         1996


Cash flows from operating activities:        $  (394,176)  $   167,867

Cash flows from investing activities
  Purchase of equipment                         (391,846)      (41,716)
  (Increase) in loans, net                    (9,706,147)   (8,233,231)
  Securities, available-for-sale
   Sale of securities                          2,051,632     1,616,300
   Purchase of securities                     (2,918,028)   (2,768,638)
   Maturities and pay-downs                      504,875       463,106
  Securities, held-to-maturity
   Purchase of securities                           - -       (275,591)
   Maturities and pay-downs                      974,238     1,908,031
Net cash used in investing activities        $(9,485,276)  $(7,331,739)

Cash flows from financing activities
  Increase in repurchase agreements          $      - -    $   741,666
  Increase in deposits                         7,794,374     4,292,881
  Proceeds from sale and
   exercise of warrants/options                  102,055     1,528,810
Net cash provided from financing activities  $ 7,896,429   $ 6,563,357

Net (decrease) in cash and cash equivalents $(1,983,023) $ (600,515) Cash and cash equivalents
 at beginning of period                        4,213,882     1,949,186
Cash and cash equivalents at end of period   $ 2,230,859   $ 1,348,671
















	Refer to notes to the consolidated financial statements.


	COMMUNITY BANCSHARES, INC.
	Wilkesboro, North Carolina
	Notes to Consolidated Financial Statements (Unaudited)
	June 30, 1997


Note 1 - Basis of Presentation

	The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 1996.


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

	As of June 30, 1997 and December 31, 1996, there were
1,296,356 and 1,284,386 shares of common stock outstanding, respectively.

	The Company offered warrants to its organizers and to a group of initial subscribers. Each warrant, when surrendered with $5.50 to the Company, is convertible into one share of common stock. The warrants expire ten years from January 17, 1992. At June 30, 1997 and December 31, 1996, there were 383,464 and 385,114 warrants outstanding, respectively.


Note 3 - Summary of Significant Accounting Policies

	Basis of Presentation and Reclassification. The consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany accounts and transactions have


	COMMUNITY BANCSHARES, INC.
	Wilkesboro, North Carolina
	Notes to Consolidated Financial Statements (Unaudited)
	June 30, 1997


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


	COMMUNITY BANCSHARES, INC.
	Wilkesboro, North Carolina
	Notes to Consolidated Financial Statements (Unaudited)
	June 30, 1997


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


	COMMUNITY BANCSHARES, INC.
	Wilkesboro, North Carolina
	Notes to Consolidated Financial Statements (Unaudited)
	June 30, 1997


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

	Income Per Share. The weighted average number of shares outstanding as well as all common stock equivalents must be considered for purposes of computing earnings per share. Note that common stock equivalents are securities that enable their holders to obtain additional shares of common stock. Options and warrants are common stock equivalents. They are used in the computation of earnings per share only if, upon exercise, they dilute earnings per share by 3% or more. To compute earnings per share, adjusted net income is divided by the sum of weighted average common stock outstanding and common stock equivalents. For the six-month periods ended June 30, 1997 and 1996, net income per share amounted to $.21 and $.12, respectively.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

The Company commenced its principal operations on January 17, 1992 when its subsidiary Bank opened for business. During the period from February 1, 1990 to January 17, 1992, the Company was in the development stage as it devoted most of its efforts to organizing, incorporating, planning, raising capital and recruiting personnel.
 During the development stage, the Company funded its operations principally through borrowings. However, by December 31, 1991, all outstanding loans were paid-off with funds raised through the sale of the Company's common stock.

Total assets increased by $8.2 million to $82.9 million during the six-month period ended June 30, 1997. The increase was generated primarily through a $7.8 million increase in deposits and a $.4 million increase in equity. These funds were utilized to expand the loan portfolio.


Liquidity and Sources of Capital

Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The June 30, 1997 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $2.2 million, representing 2.7% of total assets. Investment securities amounted to $16.6 million, representing 20.0% of total assets. These securities provide a secondary source of liquidity because they can be converted into cash in a timely manner. The subsidiary Bank is a member of the Federal Reserve System and is maintaining relationships with several correspondent banks and, thus, could obtain funds on short notice. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities, so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. There are no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital requirements by the Bank's primary regulator, the Office of the Comptroller of the Currency ("OCC").

                            Bank's       Minimum required
                        June 30, 1997     by regulator
Leverage ratio                8.4%             4.0%
Risk weighted ratio          11.9%             8.0%


With respect to the leverage ratio, the regulator expects a minimum of 5.0 percent to 6.0 percent ratio for banks that are not rated
CAMEL 1. Although the Bank is not rated CAMEL 1, its leverage ratio of 8.4% is above the required minimum.


Results of Operations

For the three-month periods ended June 30, 1997 and 1996, net income amounted to $153,445 and $88,374, respectively. On a per-share basis, net income for the three-month periods ended June 30, 1997 and 1996 amounted to $.10 and $.08, respectively. As discussed below, the improvement in net income is primarily due to an increase in net interest income.

Net income for the six-month period ended June 30, 1997 amounted to $313,598. These results compare favorably with the June 30, 1996 net income of $130,207. On a per share basis, net income for the periods ended June 30, 1997 and 1996 amounted to $.21 and $.12, respectively. The primary reasons for the increase in net income for the six months ended June 30, 1997 from the same period in the prior year are as follows:

a.	Net interest income, which represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities, has increased from $1,052,964 for the six-month period ended June 30, 1996 to $1,723,162 for the same period one year later, representing an increase of $670,198, or 63.6%. This increase was attained primarily because of a $22.8 million increase in earning assets, from $53.4 million at June 30, 1996 to $76.2 million at June 30,
1997. For the three-month periods ended June 30, 1996 and 1997, net interest income rose from $573,096 to $899,777 representing an increase of $326,681, or 57.0%.

b.	The net interest yield, defined as net interest income divided by average interest earning assets, has increased from 3.94% for the six-month period ended June 30, 1996 to 4.52% for the six-month period ended June 30, 1997. The increase in the yield is due to both the significant increase in the yield on investment securities and the material decline in the interest rates paid on certificates of deposit. The following table presents the pertinent information concerning the yield on earning assets and the cost of funds as of June 30, 1997.



                 Avg. Assets/       Interest        Yield/
Description      Liabilities     Income/Expense      Cost
Federal funds    $ 1,012,782       $   26,644        5.26%
Securities        16,307,182          522,400        6.41%
Loans             58,868,361        2,867,852        9.74%
  Total          $76,188,325       $3,416,896        8.97%

Transactional
 accounts        $11,724,171       $  209,935        3.58%
Savings            2,225,698           36,273        3.26%
CD's              51,079,267        1,439,140        5.63%
Reverse repos        354,652            8,386        4.73%
  Total          $65,383,788       $1,693,734        5.18%

Net interest income                $1,723,162

Net yield on earning assets                          4.52%

	For the three-month period ended June 30, 1996, net interest yield rose from 3.94% to 4.58%

c.	During the three-month and six-month periods ended June 30,
1997 compared to the same periods one year earlier, management was better able to control expenses. For the six-month period ended June 30, 1997, operating expenses amounted to $918,511, representing an annualized 2.44% of average assets. By comparison, for the six-month period ended June 30, 1996, operating expenses amounted to $823,249, representing an annualized 2.98% of average assets. For the three-month periods ended June 30, 1997 and 1996, operating expenses amounted to $472,803 and 416,809, respectively. As a percent of average total assets, operating expenses declined from 3.02% for the three-month period ended June 30, 1996 to 2.51% for the same period one year later.

d.	Total non-interest income has increased from $59,380 for the six-month period ended June 30, 1996 to $67,567 for the six-month period ended June 30, 1997. For the three-month periods ended June 30, 1996 and 1997, non-interest income increased
5.5% from $29,837 to $31,471. These increases are attributed to higher volume in transactional accounts.


The following table presents information with respect to loans and the allocations to the allowance for loan losses as of June 30, 1997:

                                      Percent of   Allocation to
Loan category               Amount       total       allowance
Commercial, financial
 agricultural             $35,316,774     56.0%     $540,000
Real est. - construction    6,011,728      9.5%      103,000
Real est. - mortgage       12,001,739     19.0%      143,000
Consumer loans              9,779,408     15.5%       89,000
 Total                    $63,109,649    100.0%     $865,000

Unallocated portion of allowance                            $16,804


As of June 30, 1997, loans aggregating $83,000 were accounted for on a non-accrual basis. Additionally, all loans that were contractually past due 90 days or more as to principal and/or interest were accounted for as non-accruing loans. There were no loans defined as "troubled debt restructuring".

During the six-month period ended June 30, 1997, the allowance for loan losses has grown from $619,133 to $891,804. The allowance for loan losses as a percentage of gross loans, increased from 1.16% at December 31, 1996 to 1.41% at June 30, 1997. For the six-month period ended June 30, 1997, the allowance for loan losses increased $275,000 through provisions and $4,662 through recoveries; the allowance decreased $6,991 due to charge-offs. The ratio of net charge-off to average loans outstanding at June 30, 1997 was .004%.

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


	PART II.  OTHER INFORMATION



Item 2.  Changes in Securities

	Pursuant to the exercise of stock options awarded under the Company's incentive stock option plan, the Company issued an aggregate of 8,620 shares of common stock to a total of 10 employees of the Company during the three-month period ended June 30, 1997 in the following transactions: (i) on April 22, 1997, 100 shares of common stock were issued to one employee who exercised options to purchase shares of common stock at an exercise price of $10.00 per share; (ii) on May 9, 1997, 2,668 shares of common stock were issued to one employee who exercised options to purchase shares of common stock at an exercise price of $9.00 per share;
(iii) on May 13, 1997, 734 shares of common stock were issued to one employee who exercised options to purchase shares of common stock at an exercise price of $9.00 per share; (iv) on May 14, 1997, an aggregate 650 shares of common stock were issued to two employees who exercised options to purchase shares of common stock at an exercise price of $9.00 per share; (v) on June 13, 1997, an aggregate 1,534 shares of common stock were issued to two employees who exercised options to purchase shares of common stock at an exercise price of $9.00 per share; (vi) on June 18, 1997, an aggregate 934 shares of common stock were issued to two employees who exercised options to purchase shares of common stock at an exercise price of $9.00 per share; and (vii) on June 27, 1997, 2,000 shares of common stock were issued to one employee who exercised options to purchase shares of common stock at an exercise price of $9.00 per share.

	In connection with the exercise of warrants to purchase common stock of the Company, on June 30, 1997 the Company issued 850 shares of common stock to one individual. The warrant was exercised at a price of $5.50 per share and was originally issued in connection with the Company's initial public offering to its organizers and a group of the Company's initial shareholders.

	All issuances of securities described above were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving a public offering. No underwriter was involved in the transactions and no commissions were paid.


Item 4.  Submission of Matters to a Vote of Security Holders.

	The 1997 Annual Meeting of Shareholders of the Company was held on May 30, 1997. At the meeting, the following persons were elected as directors to serve on the Company's Board of Directors for a term of three years and until their successors are elected and have qualified: Rebecca W. Lowe, Dwight E. Pardue, Joe D. Severt and R. Colin Shoemaker.

	The number of votes cast for and against the election of each nominee for director was as follows:

                                Votes            Votes
	Director                    For            Against
	Rebecca W. Lowe          1,127,554          3,500
	Dwight E. Pardue         1,130,554            500
 	Joe D. Severt            1,131,054              0
	R. Colin Shoemaker       1,131,054              0

	No other matters were presented or voted for at the Annual Meeting of Shareholders.

	The following persons did not stand for reelection to the Board at the 1997 Annual Meeting of Shareholders as their term of office continued after the Annual Meeting: Brent F. Eller, Jack R. Ferguson, Edward F. Greene, Stephen B. Greene, Gilbert R. Miller, Robert F. Ricketts, Rebecca Ann Sebastian and Ronald S. Shoemaker.


Item 6.  Exhibits and Reports on Form 8-K.

	(a) Exhibits. The following exhibit is filed with this report.

	27.1  Financial Data Schedule (for SEC use only)

	(b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended June 30, 1997.


	SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     COMMUNITY BANCSHARES, INC.



Dated:  August 12, 1997              By: /s/Ronald S. Shoemaker
                                         Ronald S. Shoemaker, President
                                         and Chief Executive Officer
                                         (Principal Executive, Financial
                                         and Accounting Officer)


Financial Data Schedule Submitted Under Item 601(a)(27) of
Regulation S-B

This schedule contains summary financial information extracted from Community Bancshares, Inc. unaudited consolidated financial statements for the period ended June 30, 1997 and is qualified in its entirety by reference to such financial statements.

Item Number    Item Description                    Amount

  9-03(1)        Cash and due from banks           $ 1,680,859
  9-03(2)        Interest bearing deposits                   0
  9-03(3)        Federal funds sold - purchased
                  securities for sale                  550,000
  9-03(4)        Trading account assets                      0
  9-03(6)        Investment and mortgage backed
                  securities held for sale          12,150,540
  9-03(6)        Investment and mortgage backed
                  securities held to maturity -
                  carrying value                     4,440,598
  9-03(6)        Investment and mortgage backed
                  securities held to maturity -
                  market value                       4,435,098
  9-03(7)        Loans                              63,109,649
  9-03(7)(2)     Allowance for losses                  891,804
  9-03(11)       Total assets                       82,939,683
  9-03(12)       Deposits                           72,249,551
  9-03(13)       Short-term borrowings                       0
  9-03(15)       Other liabilities                     942,888
  9-03(16)       Long-term debt                              0
  9-03(19)       Preferred stock -
                  mandatory redemption                       0
  9-03(20)       Preferred stock -
                  no mandatory redemption                    0
  9-03(21)       Common stock                        3,889,068
  9-03(22)       Other stockholders' equity          5,858,176
  9-03(23)       Total liabilities and
                  stockholders' equity              82,939,683
  9-04(1)        Interest and fees on loans          2,867,852
  9-04(2)        Interest and dividends
                  on investments                       549,044
  9-04(4)        Other interest income                       0
  9-04(5)        Total interest income               3,416,896
  9-04(6)        Interest on deposits                1,685,348
  9-04(9)        Total interest expense              1,693,734
  9-04(10)       Net interest income                 1,723,162
  9-04(11)       Provision for loan losses             275,000
  9-04(13)(h)    Investment securities gains/losses     (4,618)
  9-04(14)       Other expenses                        918,511
  9-04(15)       Income/loss before income tax         597,218




Item Number      Item Description                    Amount

  9-04(17)       Income/loss before
                  extraordinary items                  597,218
  9-04(18)       Extraordinary items, less tax               0
  9-04(19)       Cumulative change in
                  accounting principles                      0
  9-04(20)       Net income or loss                    313,598
  9-04(21)       Earnings per share - primary              .21
  9-04(21)       Earnings per share - fully diluted        .21



  I.B.5.         Net yield - interest earning
                  assets - actual                         4.52%
  III.C.1(a)     Loans on non-accrual                   83,000
  III.C.1(b)     Accruing loans past due
                  90 days or more                       16,222
  III.C.1(c)     Troubled debt restructuring                 0
  III.C.2.       Potential problem loans                83,000
  IV.A.1         Allowance for loan losses -
                  beginning of period                  619,133
  IV.A.2         Total chargeoffs                        6,991
  IV.A.3         Total recoveries                        4,662
  IV.A.4         Allowance for loan losses -
                  end of period                        891,804
  IV.B.1         Loan loss allowance allocated to
                  domestic loans                       870,000
  IV.B.2         Loan loss allowance allocated to
                  foreign loans                              0
  IV.B.3         Loan loss allowance - unallocated      11,804