Form 10QSB
period 1997-09-30
COMMUNITY BANCSHARES INC /NC/
filed 1997-11-17
CIK 867241

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549
                  ---------------------------
                         FORM 10-QSB

(Mark One)

 X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934
	For the quarterly period ended September 30, 1997.

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

	Common stock, $3.00 par value per share 1,296,756 shares issued and outstanding as of November 12, 1997.

	Transitional Small Business Disclosure Format (Check one):
                    Yes               No  X

                         (Page 1 of 16)

PART I - FINANCIAL INFORMATION
	Item 1.  Financial Statements

	COMMUNITY BANCSHARES, INC.
	Wilkesboro, North Carolina
	Consolidated Balance Sheets

	ASSETS
                                      September 30,  December 31,
                                          1997          1996
                                       (Unaudited)   (Unaudited)

Cash and due from banks               $ 2,765,014    $ 1,763,882
Federal funds sold                        800,000      2,450,000
  Total cash and cash equivalents     $ 3,565,014    $ 4,213,882
Securities:
 Available-for-sale,
  at estimated market values           12,101,317     11,302,580
 Held-to-maturity (estimated market
 values of $4,238,596 (9-30-97)
 and $5,399,611 (12-31-96)              4,224,366      5,414,836
Loans, net                             65,278,281     52,786,698
Land, property and equipment              963,864        218,857
Other assets                            1,678,169        778,515
  Total Assets                        $87,811,011    $74,715,368

	LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Deposits
 Non-interest bearing deposits        $ 4,706,909    $ 5,090,509
 Interest bearing deposits             72,185,689     59,364,668
  Total deposits                      $76,892,598    $64,455,177
Other liabilities                       1,028,382        924,292
  Total Liabilities                   $77,920,980    $65,379,469

Commitments & Contingencies

Shareholders' Equity:
Common stock - $3.00 par value,
 10 million shares authorized;
 1,296,756 (09-30-97) and 1,284,386
 (12-31-96) shares issued
 and outstanding                      $ 3,890,268    $ 3,853,158
Paid-in-capital                         5,379,223      5,312,078
Retained earnings                         587,033        163,259
Unrealized gain on
 securities available-for-sale             33,507          7,404
  Total Shareholders' Equity          $ 9,890,031    $ 9,335,899
  Total Liabilities
   and Shareholders' Equity           $87,811,011    $74,715,368

	Refer to notes to the consolidated financial	 statements.

	COMMUNITY BANCSHARES, INC.
	Wilkesboro, North Carolina
	Income Statements
	(Unaudited)

                                            For the nine months
                                            ended September 30,
                                              1997         1996
Interest income                         $5,476,573     $3,684,720
Interest expense                         2,660,710      2,013,354
Net interest income                     $2,815,863     $1,671,366

Provision for possible loan losses         400,000        152,500

Net interest income (loss) after
 provision for possible loan losses     $2,415,863     $1,518,866

Other income:
 Service fees and other charges         $  126,973     $   99,360
 Gain/(loss) on sale of securities          (4,618)         1,089
  Total other income                    $  122,355     $  100,449

Operating expenses:
  Salaries and benefits                 $  876,758     $  623,143
  Legal and professional                   113,621         43,389
  Depreciation                              42,557         47,431
  Amortization                               7,002         18,053
  Courier and postage                       51,313         45,292
  Rent expense                              64,609         63,635
  Data processing                           98,595         78,219
  Regulatory assessments                    33,866         41,380
  Other operating expenses                 403,253        298,665
Total Expenses                          $1,691,574     $1,259,207

Income before taxes                     $  846,644     $  360,108

Income tax                                 422,869        126,053

Net income                              $  423,775     $  234,055

Income per share                        $      .28     $      .15










	Refer to notes to the consolidated financial statements.

	COMMUNITY BANCSHARES, INC.
	Wilkesboro, North Carolina
	Income Statements
	(Unaudited)

                                            For the three months
                                            ended September 30,
                                            1997            1996

Interest income                         $2,059,677     $1,341,135
Interest expense                           966,976        722,733
Net interest income                     $1,092,701     $  618,402

Provision for possible loan losses         125,000         70,000

Net interest income after
 provision for possible loan losses     $  967,701     $  548,402

Other income:
 Service fees and other charges         $   54,788     $   41,069
  Total other income                    $   54,788     $   41,069

Operating expenses:
  Salaries and benefits                 $  384,752     $  223,522
  Legal and professional                    59,772         19,494
  Depreciation                              17,076         15,579
  Amortization                               1,195          6,018
  Courier and postage                       22,522         14,102
  Rent expense                              25,193         21,527
  Data processing                           34,538         27,442
  Regulatory assessments                     8,519          5,480
  Other operating expenses                 219,496        102,794
Total Expenses                          $  773,063     $  435,958

Income before taxes                     $  249,426     $  153,513

Income tax                                 139,249         49,665

Net income                              $  110,177     $  103,848

Income per share                        $      .07     $      .07











	Refer to notes to the consolidated financial statements.

	COMMUNITY BANCSHARES, INC.
	Wilkesboro, North Carolina
	Statements of Cash Flows
	(Unaudited)


                                                  Nine months ended
                                                    September 30,
                                                  1997         1996


Cash flows from operating activities:       $     80,394  $    505,047

Cash flows from investing activities
  Purchase of equipment                         (787,564)      (44,153)
  (Increase) in loans, net                   (12,891,583)  (11,290,678)
  Securities, available-for-sale
   Sale of securities                          2,051,632     1,616,300
   Purchase of securities                     (3,939,653)   (4,476,695)
   Maturities and pay-downs                    1,105,760     1,163,106
  Securities, held-to-maturity
   Purchase of securities                       (298,799)     (775,413)
   Maturities and pay-downs                    1,489,269     2,001,130
Net cash used in investing activities       $(13,270,938) $(11,806,403)

Cash flows from financing activities
  Increase in deposits                      $ 12,437,421  $ 11,608,858
  Proceeds from sale of stock                    104,255     4,945,142
Net cash provided from financing activities $ 12,541,676  $ 16,554,000

Net decrease in cash and cash equivalents $ (648,868) $ 5,252,644 Cash and cash equivalents
 at beginning of period                        4,213,882     1,949,186
Cash and cash equivalents at end of period  $  3,565,014  $  7,201,830


















	Refer to notes to the consolidated financial statements.

	COMMUNITY BANCSHARES, INC.
	Wilkesboro, North Carolina
	Notes to Consolidated Financial Statements (Unaudited)
	September 30, 1997


Note 1 - Basis of Presentation

	The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring  accruals) considered necessary  for a fair presentation have been included.  Operating results for the nine-month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.  For further information, refer to the financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 1996.


Note 2 - Summary of Organization

	Community Bancshares, Inc., Wilkesboro, North Carolina (the "Company"), was
incorporated under the laws of the State of North Carolina on June 11, 1990, for the purpose of becoming a bank holding company with respect to a proposed national bank, Wilkes National Bank (the "Bank"), located in Wilkesboro, North
Carolina.  Upon commencement of the Bank's principal operations on January 17,
1992, the Company acquired 100 percent of the voting stock of the Bank by injecting $3,750,000 into the Bank's capital accounts.

	As of September 30, 1997 and December 31, 1996, there were 1,296,756 and 1,284,386 shares of common stock outstanding, respectively.

	The Company offered warrants to its organizers and to a group of initial subscribers. Each warrant, when surrendered with $5.50 to the Company, is convertible into one share of common stock. The warrants expire ten years from January 17, 1992. At September 30, 1997 and December 31, 1996, there were 383,064 and 385,114 warrants outstanding, respectively.

Note 3 - Summary of Significant Accounting Policies

	Basis of Presentation and Reclassification. The consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany accounts and transactions have

	COMMUNITY BANCSHARES, INC.
	Wilkesboro, North Carolina
	Notes to Consolidated Financial Statements (Unaudited)
	September 30, 1997


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

	Investment Securities.  The Company adopted Statement of Financial Accounting
Standards No. 115, "Accounting for Certain Investments in Debt and Equity
Securities" ("SFAS 115") on January 1, 1994.  SFAS 115  requires investments in equity and debt securities to be classified into three categories:

	1.Held-to-maturity securities: These are securities which the Company has the ability and intent to hold until maturity. These securities are stated at cost, adjusted for amortization of premiums and the accretion of discounts.

	2.Trading securities: These are securities which are bought and held principally for the purpose of selling in the near future. Trading securities are reported at fair market value, and related unrealized gains and losses are recognized in the income statement.

	3.Available-for-sale securities: These are securities which are not classified as either held-to-maturity or as trading securities. These securities are reported at estimated market value. Unrealized gains and losses are reported, net of tax, as separate components of shareholders' equity. Unrealized gains and losses are excluded from the income statement.

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

	COMMUNITY BANCSHARES, INC.
	Wilkesboro, North Carolina
	Notes to Consolidated Financial Statements (Unaudited)
	September 30, 1997


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

	COMMUNITY BANCSHARES, INC.
	Wilkesboro, North Carolina
	Notes to Consolidated Financial Statements (Unaudited)
	September 30, 1997


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

	Income Per Share.  The weighted average number of shares outstanding as well as all common stock equivalents must be considered for purposes of computing earnings per share.  Note that common stock equivalents are securities that enable their holders to obtain additional shares of common stock.
Options and warrants are common stock equivalents.  They are used in the computation of earnings per share only if, upon exercise, they dilute earnings per share by 3% or more.  To compute earnings per share, adjusted net income is divided by the sum of weighted average common stock outstanding and common stock equivalents.  For the nine-month periods ended September 30,
1997 and 1996, net income per share amounted to $.28 and $.15, respectively.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Community Bancshares, Inc. (the "Company") is a registered bank holding company under the Federal Bank Holding Company Act of 1956, as amended, and owns 100% of the outstanding capital stock of both Wilkes National Bank, Wilkesboro, North Carolina (the "Bank) and Community Mortgage Corporation, Statesville, North Carolina ("Community Mortgage"). The Company commenced its principal operations on January 17, 1992 when its subsidiary Bank opened for business. The holding company structure provides flexibility for expansion of the Company's banking business through acquisition of other financial institutions and the provision for additional banking-related services which the traditional commercial bank may not provide under current laws.

The Bank is a full service commercial bank, without trust powers. The Bank offers a full range of interest bearing and non-interest bearing accounts, including commercial and retail checking accounts, money market accounts, individual retirement and Keough accounts, regular interest bearing statement savings accounts, certificates of deposit, commercial loans, real estate loans, home equity loans and consumer/installment loans. In addition, the Bank provides such consumer services as U.S. Savings Bonds, travelers' checks, cashier's checks, safe deposit boxes, bank by mail services and direct deposit services.

Total assets of the Company increased by $13.1 million to $87.8 million during the nine-month period ended September 30, 1997. The increase was generated primarily through a $12.4 million increase in deposits, a $.6 million increase in equity and a $.1 million increase in short term liabilities.
These funds were utilized to expand the loan portfolio of the Bank.


Liquidity and Sources of Capital

Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The September 30, 1997 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $3.6 million, representing 4.1% of total assets. Investment securities amounted to $16.3 million, representing 18.6% of total assets. These securities provide a secondary source of liquidity because they can be converted into cash in a timely manner. The subsidiary Bank is a member of the Federal Reserve System and is maintaining relationships with several correspondent banks and, thus, could obtain funds on short notice. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities, so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. There are no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital requirements by the Bank's primary regulator, the Office of the Comptroller of the Currency ("OCC").

                            Bank's         Minimum required
                      September 30, 1997     by regulator
Leverage ratio                8.2%               4.0%
Risk weighted ratio          11.5%               8.0%

With respect to the leverage ratio, the regulator expects a minimum of 5.0 percent to 6.0 percent ratio for banks that are not rated CAMEL 1. Although the Bank is not rated CAMEL 1, its leverage ratio of 8.2% is above the required minimum.


Results of Operations

For the three-month periods ended September 30, 1997 and 1996, net income mounted to $110,177 and $103,848, respectively. On a per-share basis, net income for both three-month periods ended September 30, 1997 and 1996 amounted to $.07. In the first six months of 1997, net income was significantly higher than in the first six months of 1996. Net income for the third quarter of 1997 compared to the third quarter of 1996 remained relatively constant, however, primarily due to an increase in salaries and benefits and the consolidation of Community Mortgage's financial results with those of the Company.

Net income for the nine-month period ended September 30, 1997 amounted to $423,775. These results compare favorably with the September 30, 1996 net income of $234,055. On a per share basis, net income for the nine-month periods ended September 30, 1997 and 1996 amounted to $.28 and $.15, respectively. The primary reasons for the increase in net income for the nine months ended September 30, 1997 compared to the same period in the prior year are as follows:

a.	Net interest income, which represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities, increased from $1.7 million for the nine-month period ended September 30, 1996 to $2.8 million for the same period one year later, representing an increase of $1.1 million, or 68.5%. This increase was attained primarily because of a $22.1 million increase in earning assets, from $56.1 million at September 30, 1996 to $78.2 million at September 30, 1997. For the three-month periods ended September 30, 1996 and 1997, net interest income increased from $618,402 to $1.1 million, representing an increase of $474,299, or 76.9%. This significant increase in the yield is due to the consolidation of Community Mortgage's financial results with that of the Company's. During the third quarter of 1997, the Company completed the acquisition of 100% of the capital stock of Community Mortgage.
Community Mortgage originates loans which it sells in the secondary markets. All profits (loan fees) were considered and included as interest income.

b.	The net interest yield, defined as net interest income divided by average interest earning assets, has increased from 3.97% for the nine-month period ended September 30, 1996 to 4.30% for the nine-month period ended September
30, 1997. The increase in the yield is due to both the significant increase in the yield on earning assets and the material decline in the cost of funds.
The following table presents certain pertinent information concerning the yield on earning assets and the cost of funds as of and for the nine-months ended September 30, 1997.

                 Avg. Assets/       Interest         Yield/
Description      Liabilities     Income/Expense       Cost
Federal funds    $ 1,125,651       $   45,454         5.38%
Securities        16,344,549          783,590         6.39%
Loans             60,705,991        4,647,529        10.21%
  Total          $78,176,191       $5,476,573         9.34%

Transactional
 accounts        $13,241,941       $  319,913         3.22%
Savings            2,343,386           55,651         3.17%
CD's              50,896,363        2,270,560         5.95%
Reverse repos        381,798           14,586         5.09%
  Total          $66,863,488       $2,660,710         5.31%

Net interest income                $2,815,863

Net yield on earning assets                           4.80%

	For the three-month period ended September 30, 1997, net interest yield rose from 4.58% to 4.97%

c.	During the nine-month periods ended September 30, 1997 compared to the same period one year earlier, management was better able to control expenses.  For the nine-month period ended September 30, 1997, operating expenses amounted to
$1.7 million, representing an annualized 2.80% of average assets.  By comparison, for the nine-month period ended September 30, 1996, operating expenses amounted to $1.3 million, representing an annualized 2.88% of average assets.  For the three-month periods ended September 30, 1997 and 1996, operating expenses amounted to $773,063 and $435,958, respectively.  As a percent of average total assets, operating expenses increased from 2.91% for the three-month period ended September 30, 1996 to 3.82% for the same period one year later.  This significant increase is due primarily to an increase in salaries and benefits, which resulted in part from the opening of a new banking facility, and to the consolidation of Community Mortgage's financial information with those of the Company.

d.	Total non-interest income has increased from $100,449 for the nine-month period ended September 30, 1996 to $122,355 for the nine-month period ended September 30, 1997. For the three-month periods ended September 30, 1996 and 1997, non-interest income increased 33.4% from $41,069 to $54,788.
These increases are attributed to higher volume in transactional accounts.

The following table presents information with respect to loans and the allocations to the allowance for loan losses as of September 30, 1997:

                                      Percent of   Allocation to
Loan category               Amount       total       allowance
Commercial, financial
 agricultural             $36,347,778     54.8%     $612,000
Real est. - construction    5,733,574      8.7%      116,000
Real est. - mortgage       13,472,250     20.3%      160,000
Consumer loans             10,724,620     16.2%      100,000
 Total                    $66,278,222    100.0%     $988,000

Unallocated portion of allowance                            $11,940


As of September 30, 1997, loans aggregating $83,000 were accounted for on a non-accrual basis. Additionally, all loans that were contractually past due 90 days or more as to principal and/or interest were accounted for as non-accruing loans. There were no loans defined as "troubled debt restructuring".

During the nine-month period ended September 30, 1997, the allowance for loan losses has grown from $619,133 to $999,940. The allowance for loan losses as a percentage of gross loans, increased from 1.16% at December 31, 1996 to 1.51% at September 30, 1997. For the nine-month period ended September 30, 1997, the allowance for loan losses increased through provisions of $400,000 and recoveries of $5,694; the allowance decreased $24,887 due to charge-offs.
The ratio of net charge-off to average loans outstanding at September 30, 1997 was .03%.

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

	PART II.  OTHER INFORMATION



Item 2.  Changes in Securities

	In connection with the exercise of warrants to purchase common stock of the
Company, on August 25, 1997 the Company issued 400 shares of common stock to one individual.  The warrant was exercised at a price of $5.50 per share and was originally issued in connection with the Company's initial public offering to its organizers and a group of the Company's initial shareholders.

	The issuance of securities described above was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering. No underwriter was involved in the transaction and no commissions were paid.

Item 6.  Exhibits and Reports on Form 8-K

		(a)	Exhibits.

	27.1   -   Financial Date Schedule (for SEC use only)

	(b)Reports on Form 8-K.  No reports on Form 8-K were filed during the quarter ended September 30, 1997.

	SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

						COMMUNITY BANCSHARES, INC.



Dated:  November 12, 1997       By: /s/Ronald S. Shoemaker
	Ronald S. Shoemaker President and Chief Executive Officer
 (Principal Executive, Financial and Accounting Officer)

Exhibit 27.1

Financial Data Schedule Submitted Under Item 601(a)(27) of Regulation S-B

This schedule contains summary financial information extracted from Community Bancshares, Inc. unaudited consolidated financial statements for the period ended September 30, 1997 and is qualified in its entirety by reference to such financial statements.

Item Number    Item Description                    Amount

  9-03(1)        Cash and due from banks           $ 2,765,014
  9-03(2)        Interest bearing deposits                   0
  9-03(3)        Federal funds sold - purchased
                  securities for sale                  800,000
  9-03(4)        Trading account assets                      0
  9-03(6)        Investment and mortgage backed
                  securities held for sale          12,101,317
  9-03(6)        Investment and mortgage backed
                  securities held to maturity -
                  carrying value                     4,224,366
  9-03(6)        Investment and mortgage backed
                  securities held to maturity -
                  market value                       4,238,596
  9-03(7)        Loans                              66,278,221
  9-03(7)(2)     Allowance for losses                  999,940
  9-03(11)       Total assets                       87,811,011
  9-03(12)       Deposits                           76,892,598
  9-03(13)       Short-term borrowings                       0
  9-03(15)       Other liabilities                   1,028,382
  9-03(16)       Long-term debt                              0
  9-03(19)       Preferred stock -
                  mandatory redemption                       0
  9-03(20)       Preferred stock -
                  no mandatory redemption                    0
  9-03(21)       Common stock                        3,890,268
  9-03(22)       Other stockholders' equity          5,999,763
  9-03(23)       Total liabilities and
                  stockholders' equity              87,811,011
  9-04(1)        Interest and fees on loans          4,647,529
  9-04(2)        Interest and dividends
                  on investments                       829,044
  9-04(4)        Other interest income                       0
  9-04(5)        Total interest income               5,476,573
  9-04(6)        Interest on deposits                2,646,124
  9-04(9)        Total interest expense              2,660,710
  9-04(10)       Net interest income                 2,815,863
  9-04(11)       Provision for loan losses             400,000
  9-04(13)(h)    Investment securities gains/losses     (4,618)
  9-04(14)       Other expenses                      1,691,574
  9-04(15)       Income/loss before income tax         846,644

Item Number      Item Description                    Amount

  9-04(17)       Income/loss before
                  extraordinary items                  846,644
  9-04(18)       Extraordinary items, less tax               0
  9-04(19)       Cumulative change in
                  accounting principles                      0
  9-04(20)       Net income or loss                    423,775
  9-04(21)       Earnings per share - primary              .28
  9-04(21)       Earnings per share - fully diluted        .28



  I.B.5.         Net yield - interest earning
                  assets - actual                         4.80%
  III.C.1(a)     Loans on non-accrual                   83,000
  III.C.1(b)     Accruing loans past due
                  90 days or more                            0
  III.C.1(c)     Troubled debt restructuring                 0
  III.C.2.       Potential problem loans             1,639,644
  IV.A.1         Allowance for loan losses -
                  beginning of period                  619,133
  IV.A.2         Total chargeoffs                       24,887
  IV.A.3         Total recoveries                        5,694
  IV.A.4         Allowance for loan losses -
                  end of period                        999,940
  IV.B.1         Loan loss allowance allocated to
                  domestic loans                       988,000
  IV.B.2         Loan loss allowance allocated to
                  foreign loans                              0
  IV.B.3         Loan loss allowance - unallocated      11,940