Form 10KSB
period 1997-12-31
COMMUNITY BANCSHARES INC /NC/
filed 1998-03-31
CIK 867241

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_______________________

FORM 10-KSB
_______________________

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 1997
________________________________________________

Commission File Number 33-36512

COMMUNITY BANCSHARES, INC.

A North Carolina Corporation
(IRS Employer Identification No. 56-1693841)
1600 Curtis Bridge Road
Wilkesboro, North Carolina  28697
(910) 838-4100
________________________________________________

Securities Registered Pursuant to Section 12(b) of the Securities Exchange Act of 1934:

                      None

Securities Registered Pursuant to Section 12(g) of the Securities Exchange Act of 1934:

    Common Stock $3.00 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.    Yes    X   	No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenue for the fiscal year ended December 31, 1997:  $7,729,413

The aggregate market value of the Common Stock of the Registrant held by nonaffiliates of the Registrant (616,978 shares) on March 15, 1998, was $4,800,000. As of such date, no organized trading market existed for the Common Stock of the registrant. The aggregate market value was computed by reference to the book value of the Common Stock of the Registrant as of December 31, 1997. For the purposes of this response, directors, officers and holders of 5% or more of the Registrant's Common Stock are considered the affiliates of the Registrant at that date.

The number of shares outstanding of the Registrant's Common Stock, as of March 15, 1998:

1,298,756 shares of $3.00 par value Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE
None.

Transitional Small Business Disclosure Format (check one)
Yes           No    X

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

	Certain statements in this Annual Report on Form 10-KSB contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally can be identified by the use of forward-looking terminology, such as "may," "will," "expect," "estimate," "anticipate," "believe," "target," "plan," "project," or "continue" or the negatives thereof or other variations thereon or similar terminology, and are made on the basis of management's plans and current analyses of the Company, its business and the industry as a whole. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors, in some cases, have affected, and in the future could affect, the Company's financial performance and could cause actual results for fiscal 1998 and beyond to differ materially from those expressed or implied in such forward-looking statements. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

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

	The Bank commenced operations on January 17, 1992 in a permanent facility located at 1600 Curtis Bridge Road in Wilkesboro, North Carolina. The 1,800 square foot facility is being leased by the Bank from a director of the Company. The Bank opened full-service branches in North Wilkesboro in June 1994, in Millers Creek in February 1996, and in Taylorsville in
August 1997.

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


Market Area and Competition

	The primary service area for the Bank encompasses approximately 756 square miles in Wilkes County, North Carolina. Located in the Yadkin Valley on the eastern slope of the Blue Ridge Mountains, Wilkes County has a population of approximately 60,000. The largest employers in Wilkes County include Tyson Food Service, Inc. (poultry processing),
Lowe's Companies, Inc. (home improvement retailer), and Ithaca Industries, Inc. (hosiery manufacturer). Unemployment in Wilkes County in 1993, the last year for which information is available, was 4.7%, having decreased from 5.5% in 1991. Total employment in Wilkes County increased by 2.3% during the period from 1991 to 1993, reflecting modest growth in the Bank's primary market area during the period. According to the Wilkes Chamber of Commerce, the average cost of housing in Wilkes County is approximately $80,000, with real estate values being relatively stable over the past five years.

	Competition among financial institutions in this area is intense. There are 21 banking offices and one savings and loan association office within the primary service area of the Bank. Most of these offices are branches of or are affiliated with major bank holding companies. Financial institutions primarily compete with one another for deposits. In turn, a bank's deposit base directly affects such bank's loan activities and general growth. Primary methods of competition include interest rates on deposits and loans, service charges on deposit accounts and the designing of unique financial services products. The Bank is competing with financial institutions which have much greater financial resources than the Bank, and which may be able to offer more and unique services and possibly better terms to their customers. However, management of the Bank believes that the Bank will be able to attract sufficient deposits to enable the Bank to compete effectively with other area financial institutions. According to FDIC estimates, as of June 30, 1997, deposits at the Bank represented approximately 12.5% of total deposits of financial institutions in the Bank's primary service area.
This compares with a market share of approximately 9.3% at June 30, 1996.

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

Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential

	The following is a presentation of the average consolidated balance sheet of the Company for the years ended December 31, 1997 and 1996. This presentation includes all major categories of interest-earning assets and interest-bearing liabilities:

AVERAGE CONSOLIDATED ASSETS


                                  Years Ended December 31,
                                   1997		             1996

Cash and due from banks	        $ 2,168,513      $  2,139,879
Taxable securities	              16,372,924        13,738,285
Non-taxable securities	              20,891              -
Federal funds sold	               1,229,706         1,564,529
Net loans	                       61,772,934        43,335,603
  Total earning assets	          79,396,455        58,638,417
Other assets	                     2,080,058           892,628
  Total assets                  $83,645,026       $61,670,924


AVERAGE CONSOLIDATED LIABILITIES AND STOCKHOLDERS' EQUITY

                           	       Years Ended December 31,
                                    1997		             1996

Non interest-bearing
  deposits	                     $ 4,823,245         $3,206,703
NOW and money market deposits	   12,766,119          9,581,245
Savings deposits	                 2,419,735          1,842,228
Time deposits	                   52,569,360         39,450,272
Federal funds and repurchase
  agreements	                       285,564            339,825
Other liabilities	                1,050,212            841,888
  Total liabilities	             73,914,235         55,262,161

Stockholders' equity	             9,730,791          6,408,763

  Total liabilities and
    stockholders' equity	       $83,645,026        $61,670,924

	The following is a presentation of an analysis of the net interest earnings of the Company for the period indicated with respect to each major category of interest-earning asset and each major category of interest-bearing liability:

                                  Year Ended December 31, 1997
                          Average          Interest           Average
       Assets              Amount           Earned             Yield
Taxable securities        $16,372,924      $1,056,781           6.45%
Non-taxable securities         20,891             918           6.67 /3
Federal funds sold          1,229,706          66,940           5.44
Net loans                  61,772,934 /1    6,138,953  /2       9.94
   Total earning assets   $79,396,683      $7,263,592           9.15

                           Average          Interest          Average
      Liabilities           Amount            Paid            Rate Paid
NOW and money market
   deposits               $12,766,119      $  442,500           3.47%
Savings deposits            2,419,735          75,384           3.12
Time deposits              52,569,360       3,140,465           5.97
Federal funds and
  repurchase agreements       285,564          14,586           5.11
  Total interest-bearing
    liabilities           $68,040,778      $3,672,935           5.40


  Net yield on earning assets	 4.52%
_______________________
(1)	Twelve loans aggregating $95,501 were on non-accrual status on
December 31, 1997.
(2)	Interest earned on net loans includes $170,868 in loan fees
and loan service fees.
(3)	The yield is tax equivalent.

                                  Year Ended December 31, 1996
                          Average          Interest           Average
       Assets              Amount           Earned             Yield
Taxable securities        $13,738,285      $  879,994           6.41%
Federal funds sold          1,564,529          78,617           5.02
Net loans                  43,335,603 /1    4,268,735  /2       9.85
   Total earning assets   $58,638,417      $5,227,346           8.91

                           Average          Interest          Average
      Liabilities           Amount            Paid            Rate Paid
NOW and money market
   deposits               $ 9,581,245      $  332,714           3.47%
Savings deposits            1,842,228          56,045           3.04
Time deposits              39,450,272       2,394,053           6.07
Federal funds and
  repurchase agreements       339,825          18,511           5.45
  Total interest-bearing
    liabilities           $51,213,570      $2,801,323           5.47

  Net yield on earning assets	 4.14%
_______________________
(1)	Eleven loans aggregating $18,781 were on non-accrual status on
December 31, 1996.
(2)	Interest earned on net loans includes $100,027 in loan fees
and loan service fees.

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

                                   Year ended December 31, 1997
                                          Compared to
                                   Year ended December 31, 1996
                                    Increase (decrease) due to:

                                 Volume           Rate             Total
Interest earned on:
Taxable securities            $  171,220        $ 5,567        $  176,787
Non-taxable securities               918            ---               918
Federal funds sold                 7,495        (19,172)          (11,677)
Net loans                      1,830,898         39,320         1,870,218
   Total interest income       2,010,531         25,715         2,036,246

Interest paid on:
NOW and money market deposits    109,786            ---           109,786
Savings deposits                  17,841          1,498            19,339
Time deposits                    785,316        (38,904)          746,412
Federal funds and repurchase
  agreemetns                      (2,823)        (1,102)           (3,925)
   Total interest expense        910,120        (38,508)          871,612

Change in net interest income $1,100,411        $64,223         $1,164,634


                                   Year ended December 31, 1996
                                          Compared to
                                   Year ended December 31, 1995
                                    Increase (decrease) due to:

                                 Volume           Rate             Total
Interest earned on:
Taxable securities            $  189,834        $ 3,237        $  193,071
Federal funds sold               (27,903)       (13,257)          (41,160)
Net loans                      1,144,668        (68,052)        1,076,616
   Total interest income       1,306,599        (78,072)        1,228,527

Interest paid on:
NOW and money market deposits     27,444        (31,206)           (3,762)
Savings deposits                  25,880        (37,369)          (11,489)
Time deposits                    604,654          5,910           610,564
Federal funds and repurchase
  agreemetns                      12,588           (228)           12,360
   Total interest expense        670,566        (62,893)          607,673

Change in net interest income   $636,033       $(15,179)          $620,854

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

	The following table presents, for the periods indicated, the average amount of and average rate paid on each of the following deposit categories:


                                               Year Ended
                                           December 31, 1997

              Deposit Category        Average Amount  Average Rate Paid

	Non interest-bearing
          demand deposits               $ 4,823,245     Not Applicable

	NOW and money
          market deposits               $12,766,119           3.47%

        Savings deposits                $ 2,419,735           3.12%

        Time deposits                   $52,569,360           5.97%

	Federal funds and
          repurchase agreements         $    285,564          5.11%


                                              Year Ended
                                           December 31, 1996

              Deposit Category        Average Amount  Average Rate Paid

	Non interest-bearing
          demand deposits               $ 3,206,703     Not Applicable

	NOW and money
          market deposits               $ 9,581,245           3.47%

        Savings deposits                $ 1,842,228           3.04%

        Time deposits                   $39,450,272           6.07%

	Federal funds and
          repurchase agreements         $    339,825          5.45%


	The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more and respective maturities for the year ended December 31, 1997:

                                        Time
                                    Certificates
                                      of Deposit

                3 months or less      $ 8,917,751
		3-6 months		6,248,931
		6-12 months		4,811,781
                over 12 months          1,154,204

                  Total               $21,132,667

Loan Portfolio

	The Bank engages in a full complement of lending activities, including commercial, consumer/installment and real estate loans.
As of December 31, 1997, the Bank had a legal lending limit for unsecured loans of up to $1,101,985 to any one person. See "_ Supervision and Regulation."

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

	The Bank also offers home equity loans to qualified borrowers. The interest rate floats at one to two percent above the prime interest rate quoted in The Wall Street Journal and it is capped at 16%. The loan to appraised value cannot exceed 80% and the maturity is limited to ten years. Credit quality reviews are conducted every two years to determine if the credit is still warranted. Monthly payments are required with the minimum payment equaling 2% of the outstanding loan balance. The Bank requires a first or second mortgage position and loans are made on principal residences only.

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

	The following table presents various categories of loans contained in the Bank's loan portfolio for the period indicated and the total amount of all loans for such period:

                                         As of December 31,
       Type of Loan                      1997          1996
       Domestic:
       Commerical, financial and
         agricultural                 $28,215,330    $18,575,306
       Real estate construction         6,571,616      4,919,198
       Real estate mortgage            21,088,303     17,363,240
       Installment and other loans
         to individuals                14,016,280     12,007,846
       Lease financing                    335,868        540,241
       Subtotal                        70,227,397     53,405,831
       Less:  Allowance for possible
          loan losses                  (1,033,393)      (619,133)
       Total (net of allowances)      $69,194,004    $52,786,698

The following is a presentation of an analysis of maturities of loans as of December 31, 1997:

                          Due in 1      Due after 1   Due After
     Type of Loan      year or less  to 5 years    5 years     Total
     Commercial,
      financial &
      agricultural      $12,422       $14,164       $1,629    $28,215
     Real estate
      construction        4,450         2,011          111      6,572
         Total          $16,872       $16,175       $1,740    $34,787


For the above loans, the following is a presentation of an analysis of sensitivities to changes in interest rates as of December 31, 1997:

                             Due in 1     Due after 1   Due After
Interest Category           year or less  to 5 years    5 years     Total
                                           (In thousands)
Predetmined interest rate     $ 2,075      $ 7,992       $  576    $10,643
Floating interest rate         14,797        8,183        1,164     24,144
   Total                      $16,872      $16,175       $1,740    $34,787


	As of December 31, 1997, twelve loans totaling $95,501 were accounted for on a non-accrual basis, and no loans were defined as "troubled debt restructurings." As of December 31, 1997, non-accrual loans represented .14% of total loans, while the ratio of the allowance for loan losses to non-accrual loans was 10.8 to 1.0. At December 31, 1997, there were no loans which were accruing interest and contractually past due 90 days or more. These loans were well secured and in the process of collection.

	As of December 31, 1996, eleven loans totaling $18,781 were accounted for on a non-accrual basis, and no loans were defined as "troubled debt restructurings." As of December 31, 1996, non-accrual loans represented .04% of total loans, while the ratio of the allowance for loan losses to non-accrual loans was 33.0 to 1.0. At December 31, 1996, there were eleven loans totaling $235,930 which were accruing interest but contractually past due 90 days or more. These loans were well secured and in the process of collection.

	As of December 31, 1997, there are no loans not disclosed above that are classified for regulatory purposes as doubtful, substandard or special mention which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. There are no loans not disclosed above where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

	Accrual of interest is discontinued on a loan when management of the Bank determines upon consideration of economic and business factors affecting collection efforts that collection of interest is doubtful. Additional interest income of approximately $11,027 in 1997 would have been recorded if all loans accounted for on a non-accrual basis had been current in accordance with the original terms. No interest income has been recognized during 1997 on loans that have been accounted for on a non-accrual basis. Additional interest income of approximately $738 in 1996 would have been recorded if all loans accounted for on a non-accrual basis had been current in accordance with their original terms. No interest income was recognized during 1996 on loans that have been accounted for on a non-accrual basis.


Summary of Loan Loss Experience

	An analysis of the Bank's loss experience is furnished in the following table for the periods indicated, as well as a breakdown of the allowance for possible loan losses:

Analysis of the Allowance for Possible Loan Losses




                                               Years ended December 31,
                                                1997              1996
Balance at beginning
  of period                                   $619,133          $418,620

Charge-offs:
  Installment and other loans to
    individuals                                (77,416)           (9,311)
  Commercial, financial, agricultural           (5,694)          (80,106)
  Real estate mortgages                           ---             (7,246)
                                               (83,110)          (96,663)
Recoveries:
  Installment and other loans to
    individuals                                 11,520              ---
  Commercial, financial, agricultural              850              ---
  Real estate mortgages                            ---             9,676

Net charge-offs                                (70,740)          (86,987)

Additions charged to operations                485,000           287,500

Balance at end of period                    $1,033,393          $619,133

Ratio of net charge-offs
  during the period to average loans out-
  standing during the period                      .11%            .20%

 At December 31, 1997 the allowance was allocated as follows:

                                                    Percent of loans
                                                    in each category
                                   Amount to total       loans

Commercial, financial and
  agricultural                         $  460,000        40.2%
Real estate - construction                106,000         9.4
Real estate - mortgage                    255,000        30.0
Installment and other loans to
  individuals                             186,000        20.0
Lease financing                             7,000         0.5
Unallocated                                19,393         N/A

     Total                             $1,033,393       100.0%


At December 31, 1996 the allowance was allocated as follows:

                                                    Percent of loans
                                                    in each category
                                   Amount to total       loans

Commercial, financial and
  agricultural                         $  245,400        34.8%
Real estate - construction                 62,000         9.2
Real estate - mortgage                    157,900        32.5
Installment and other loans to
  individuals                             125,000        22.5
Lease financing                             9,300         1.0
Unallocated                                19,533         N/A

     Total                             $  619,133       100.0%


Loan Loss Reserve

    In considering the adequacy of the Company's allowance for possible loan losses, management has focused on the fact that as of December 31, 1997, 40.2% of outstanding loans are in the category of commercial loans, which includes commercial real estate loans and agricultural loans. Commercial loans are generally considered by management as having greater risk than other categories of loans in the Company's loan portfolio. However, over 86% of these commercial loans at December 31, 1997 were made on a secured basis. Management believes that the secured condition of the preponderant portion of its commercial loan portfolio greatly reduces any risk of loss inherently present in commercial loans.

     The Company's consumer loan portfolio is also well secured. At December 31, 1997 the majority of the Company's consumer loans were secured by collateral primarily consisting of automobiles, boats and other personal property. Management believes that these loans involve less risk than commercial loans.


     Real estate mortgage loans constituted 30.0% of outstanding loans at December 31, 1997. All loans in this category represent residential real estate mortgages where the amount of the original loan generally does not exceed 80% of the appraised value of the collateral. These loans are considered by management to be well secured with a low risk of loss.

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

Investments

   As of December 31, 1997, investment securities comprised approximately 18.5% of the Bank's assets and net loans comprised approximately 74.3% of the Bank's assets. The Bank invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States, including mortgage-backed securities, and other taxable securities. In addition, the Bank enters into Federal Funds transactions with its principal correspondent banks, and acts as a net seller of such funds. The sale of Federal Funds amounts to a short-term loan from the Bank to another bank.

   The following table presents, for the periods indicated, the book value of the Bank's investments, reported by those available for-sale and those held-to-maturity:

     Investment
      Category
                                                   December 31,
                                               1997            1996
Available-for-sale:

Obligations of U.S. Treasury
  and other U.S. Agencies                   $12,787,102     $11,190,080

Tax-exempt securities                           478,636            --

Federal Reserve Bank Stock                      112,500         112,500

Other securities                                213,833            --

     Total                                  $13,592,071     $11,302,580


     Investment
      Category
                                                    December 31,
                                                1997            1996
Held-to-Maturity:

Obligations of U.S. Treasury
  and other U.S. Agencies                    $  250,000     $3,735,832

Mortgage backed securities                      898,615           --

Other securities                              2,479,190      1,679,004

     Total                                   $3,627,805     $5,414,836

	The following table indicates for the year ended December 31, 1997 the amount of investments due in (i) one year or less, (ii) one to five years, (iii) five to ten years, and (iv) over ten years:

Investment                                             Weighted Average
 Category                                  Amount          Yield(1)

Available-for-Sale:

Obligations of U.S. Treasury
  and other U.S. Agencies:
  0 - 1 Yr.                                $888,954          5.99%
  Over 1 through 5 Yrs.                  11,144,888          6.41%
  Over 5 through 10 Yrs.                    753,260          5.80%

Tax-exempt securities(1):
  Over 5 through 10 Yrs.                    357,831          6.67%
  Over 10 Yrs.                              120,807          6.97%

Other securities:
  Over 1 through 5 Yrs.                     162,823          6.33%
  Over 10 Yrs.                               51,008          6.44%

FRB Stock (no maturity)                     112,500          6.00%

Total                                   $13,592,071          6.35%
____________________

(1)	The Company has invested in tax-exempt securities.  The yield on tax-exempt securities is reported at the tax-equivalent rate.


Investment                                             Weighted Average
 Category                                  Amount          Yield(1)

Held to Maturity:

Obligations of U.S. Treasury
  and other U.S. Agencies:
  Over 1 through 5 Yrs.                    $250,000          6.48%

Mortgage-backed securities:
  Over 5 through 10 Yrs.                    238,876          6.60%
  Over 10 Yrs.                              659,739          6.67%

Other securities:
  0-1 Yr.                                    39,651          6.25%
  Over 1 through 5 Yrs.                   1,134,974          6.81%
  Over 5 through 10 Yrs.                    866,005          6.61%
  Over 10 Yrs.                              438,560          6.67%

Total                                   $ 3,627,805          6.69%



Return on Equity and Assets

	Returns on average consolidated assets and average consolidated equity for the periods indicated are as follows:

                                      Years Ended December 31,
					1997		1996

Return on Average Assets                0.75%           0.57%
Return on Average Equity                6.50%           5.50%
Average Equity to Average
Assets Ratio                           11.63%          10.39%
Dividend Payout Ratio                    --               --

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

	The Bank sells loan participations to correspondent banks with respect to loans which exceed the Bank's lending limit. As compensation for services provided by a correspondent, the Bank may maintain certain balances with such correspondents in non-interest bearing accounts. At December 31, 1997 the Bank had outstanding participations totaling $2,407,573.

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

	The Company is currently evaluating its computer systems as well as those of its data processing vendor to determine whether modifications and expenditures will be necessary to make its systems as well as those of its vendor compliant with Year 2000 requirements. These requirements have arisen due to the widespread use of computer programs that rely on two-digit date codes to perform computations or decision-making functions. Many of these programs may fail as a result of their inability to properly interpret date codes beginning January 1, 2000. For example, such programs may misinterpret "00" as the year 1900 rather than 2000. In addition, some equipment, being controlled by microprocessor chips, may not deal appropriately with the year "00." The Company believes that its systems are currently year 2000 compliant and does not believe that material expenditures will be necessary to implement any further modifications.
However, there can be no assurance that all necessary modifications will be identified and corrected or that unforeseen difficulties or costs will not arise. In addition, there can be no assurance that the systems of other companies on which the Company's systems rely will be modified on a timely basis, or that the failure by another company to properly modify its systems will not negatively impact the Company's systems or operations.

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

	On August 15, 1997, the Bank opened a full service branch in Taylorsville, North Carolina. In connection with the opening of this branch, the Company purchased 1.6 acres of land and a 22,000 square foot facility in Taylorsville at the intersection of Highway 90 and Highway 16 for a purchase price of $275,000. The Company renovated 5,600 square feet of this facility to house the operations of the Taylorsville branch and intends to renovate and lease the remaining space to other businesses. Approximately
3,600 square feet of the facility is used for the Bank's branch facility and contains six teller stations, two drive-in windows, four offices, a vault, safe deposit boxes, a night depository and an automated teller machine. The remaining 2,000 square feet will be used for future expansion of the Bank. The Company spent approximately $300,000 to renovate the 5,600 square feet used to house the Bank's Taylorsville branch office.

	The Company also leases 2,000 square feet of office space in Wilkes Mall, Wilkesboro, North Carolina. This facility houses certain of the Company's administrative and operational functions.

Employees

	The Bank presently employs 34 persons on a full-time basis, including 12 officers and 2 persons on a part-time basis. The
Bank will hire additional persons as needed, including additional tellers and financial service representatives.

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

	Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, the existing restrictions on interstate acquisitions of banks by bank holding companies have been repealed, such that the Company and any other bank holding company located in North Carolina is able to acquire a bank located in any other state, and a bank holding company located outside North Carolina can acquire any North Carolina-based bank, in either case subject to certain deposit percentage and other restrictions. The legislation also provides that, unless an individual state elects beforehand either (i) to accelerate the effective date or (ii) to prohibit out-of-state banks from operating interstate branches within its territory, on or after June 1, 1997, adequately capitalized and managed bank holding companies will be able to consolidate their multistate bank operations into a single bank subsidiary and to branch interstate through acquisitions. De novo branching by an out-of-state bank would be permitted only if it is expressly permitted by the laws of the host state. The authority of a bank to establish and operate branches within a state will continue to be subject to applicable state branching laws. The State of North Carolina elected to accelerate the effective date to July 1, 1995.

	A bank holding company is generally prohibited from acquiring control of any company which is not a bank and from engaging in any business other than the business of banking or managing and controlling banks. However, there are certain activities which have been identified by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto and thus permissible for bank holding companies. Effective April 21, 1997, the Federal Reserve Board revised and expanded the list of permissible nonbanking activities, which includes the following activities: extending credit and servicing loans; acting as investment or financial advisor to subsidiaries and certain outside companies; leasing personal and real property or acting as a broker with respect thereto; providing management and employee benefits consulting advice and career counseling services to nonaffiliated banks and nonbank depository institutions; operating certain nonbank depository institutions; performing certain trust company functions; providing certain agency transactional services, including securities brokerage services, riskless principal transactions, private placement services, and acting as a futures commission merchant; providing data processing and data transmission services; acting as an insurance agent or underwriter with respect to limited types of insurance; performing real estate appraisals; arranging commercial real estate equity financing; providing check-guaranty, collection agency and credit bureau services; engaging in asset management, servicing and collection activities; providing real estate settlement services; acquiring certain debt which is in default; underwriting and dealing in obligations of the United States, the states and their political subdivisions; engaging as a principal in foreign exchange trading and dealing in precious metals; providing other support services such as courier services and the printing and selling of checks;
and investing in programs designed to promote community welfare.
In determining whether an activity is so closely related to banking as to be permissible for bank holding companies, the Federal Reserve Board is required to consider whether the performance of such activities by a bank holding company or its subsidiaries can reasonably be expected to produce such benefits to the public as greater convenience, increased competition and gains in efficiency that outweigh such possible adverse effects as undue concentration of resources, decreased or unfair competition, conflicts of interest and unsound banking practices. Generally, bank holding companies are required to obtain prior approval of the Federal Reserve Board to engage in any new activity not previously approved by the Federal Reserve Board.

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

	Both the Company and the Bank are subject to regulatory capital requirements imposed by the Federal Reserve Board and the Comptroller. In 1989, both the Federal Reserve Board and the Comptroller issued new risk-based capital guidelines for bank holding companies and banks which make regulatory capital requirements more sensitive to differences in risk profiles of various banking organizations. The capital adequacy guidelines issued by the Federal Reserve Board are applied to bank holding companies on a consolidated basis with the banks owned by the holding company. The Comptroller's risk capital guidelines apply directly to national banks regardless of whether they are a subsidiary of a bank holding company. Both agencies' requirements (which are substantially similar), provide that banking organizations must have capital equivalent to 8% of weighted risk assets. The risk weights assigned to assets are based primarily on credit risks. Depending upon the riskiness of a particular asset, it is assigned to a risk category. For example, securities with an unconditional guarantee by the United States government are assigned to the lowest risk category. A risk weight of 50% is assigned to loans secured by owner-occupied one to four family residential mortgages, provided that certain conditions are met. The aggregate amount of assets assigned to each risk category is multiplied by the risk weight assigned to that category to determine the weighted values, which are added together to determine total risk-weighted assets. At December 31, 1997, the Company's total risk-based capital and tier-one ratios were 15.4% and 14.1%, respectively. Both the Federal Reserve Board and the Comptroller have also implemented new minimum capital leverage ratios to be used in tandem with the risk-based guidelines in assessing the overall capital adequacy of banks and bank holding companies. Under these rules, banking institutions are required to maintain a ratio of 3% "Tier 1" capital to total assets (net of goodwill). Tier 1 capital includes common stockholders equity, noncumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries.

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

	The Comptroller, the Federal Reserve Board and the FDIC recently adopted final regulations revising their risk-based capital guidelines to further ensure that the guidelines take adequate account of interest rate risk. Interest rate risk is the adverse effect that changes in market interest rates may have on a bank's financial condition and is inherent to the business of banking. Under the new regulations, when evaluating a bank's capital adequacy, the agencies' capital standards now explicitly include a bank's exposure to declines in the economic value of its capital due to changes in interest rates. The exposure of a bank's economic value generally represents the change in the present value of its assets, less the change in the value of its liabilities, plus the change in the value of its interest rate off-balance sheet contracts. Concurrently, the agencies issued a joint policy statement to bankers, effective June 26, 1996, to provide guidance on sound practices for managing interest rate risk. In the policy statement, the agencies emphasize the necessity of adequate oversight by a bank's Board of Directors and senior management and of a comprehensive risk management process. The policy statement also describes the critical factors affecting the agencies' evaluations of a bank's interest rate risk when making a determination of capital adequacy. The agencies' risk assessment approach used to evaluate a bank's capital adequacy for interest rate risk relies on a combination of quantitative and qualitative factors. Banks that are found to have high levels of exposure and/or weak management practices will be directed by the agencies to take corrective action.

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

	In response to the directive issued under the Act, the regulators have established regulations which, among other things, prescribe the capital thresholds for each of the five capital categories established under the Act. The following table reflects the capital thresholds:

                                Total Risk -    Tier 1 Risk -      Tier 1
                                Based Capital   Based Capital      Leverage
                                Ratio           Ratio              Ratio

Well capitalized (1)                  10%               6%              5%
Adequately capitalized (1)             8%               4%              4% (2)
Undercapitalized (4)                 < 8%             < 4%            < 4% (3)
Significantly undercapitalized (4)   < 6%             < 3%            < 3%
Critically undercapitalized            -                -             < 2% (5)
_________________________________

(1)	An institution must meet all three minimums.
(2)	3% for composite 1-rated institutions, subject to appropriate federal banking agency guidelines.
(3)	<3% for composite 1-rated institutions, subject to applicable federal banking agency guidelines.
(4)	An institution falls into this category if it is below the specified capital level for any of the three capital measures.
(5)	Ratio of tangible equity to total assets.


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

	In August 1997, the Bank opened a full service branch in Taylorsville, North Carolina. In connection with the opening of this branch, the Company purchased 1.6 acres of land and a 22,000 square foot facility in Taylorsville at the intersection of Highway 90 and Highway 16 for a purchase price of $275,000. The Company has renovated 5,600 square feet of this facility to house the operations of the Taylorsville branch and intends to renovate and lease the remaining space to other businesses. Approximately 3,600 square feet of the facility is used for the Bank's branch facility and contains six teller stations, two drive-in windows, four offices, a vault, safe deposit boxes, a night depository and an automated teller machine. The remaining 2,000 square feet will be used for future expansion of the Bank. The Company spent approximately $300,000 to renovate the 5,600 square feet that is used to house the Bank's Taylorsville branch office.

	The Company also leases 2,000 square feet of office space from an unrelated third party in Wilkes Mall, Wilkesboro, North
Carolina. This facility houses certain of the Company's administrative and operational functions.


Item 3.  Legal Proceedings.

	On December 23, 1997, the Company, along with eight of its directors, were sued by Edward F. Greene and Joe Severt, individually and derivatively on behalf of the Company. Messrs. Greene and Severt are shareholders and directors of the Company. The lawsuit is styled Edward F. Greene and Joe Severt, Individually and Derivatively on Behalf of Community Bancshares, Inc. v. Ronald S. Shoemaker, Dwight Pardue, Rebecca Ann Sebastian, Colin Shoemaker, Gilbert Miller, Robert Rickets, Brent Eller, Ray Ferguson and Community Bancshares, Inc.; In the North Carolina General Court of Justice, Superior Court Division; File No.: 97-CvS-2118 (the "Action").

	On February 24, 1998, plaintiffs filed an Amended Complaint against the Company and the individual directors. The Amended Complaint asserts claims for alleged waste of corporate assets, conversion, fraud, willful misconduct, breach of fiduciary duty and duty to act in good faith, removal of defendant directors, an order allowing attendance of plaintiffs' counsel at board meetings, an order allowing plaintiffs to record board meetings, an order sealing the court file, and declaratory judgment concerning the 1998 election of board members.

	On February 27, 1998, the Company and defendant directors filed a joint motion to dismiss the Amended Complaint on the grounds that plaintiffs failed to state a claim for relief, and that plaintiffs failed to make the requisite written demand on the Company and failed to wait the requisite 90 days before commencing the Action. On March 3, 1998, the Company also filed its Answer, Counterclaims and Third-Party Complaint. By its Answer, the
Company denies all liability. The Company asserted counterclaims against plaintiffs Greene and Severt, as well as third-party claims against Stephen Greene and Severt & Greene, for breach of fiduciary duty, breach of duty of good faith, breach of loyalty, misappropriation of business and corporate opportunities, imposition of constructive trust and accounting, removal of directors, unfair trade practices, and misappropriation of trade secrets. The individual defendant directors have not yet been required to file an Answer, but plan to do so denying all liability. The Court has not yet ruled on the pending motion to dismiss the Action.

	On March 24, 1998, the plaintiffs filed an Answer to the Company's Counterclaims and Third-Party Complaint denying all liability.

	Under the provisions of the Company's By-Laws, the Company has agreed to advance on behalf of each of the defendant directors their costs of defense of the claims against them in the Action.
The cost of defending litigation of this type can be significant and will be an expense of the Company in future periods until the matter is resolved. The Company cannot estimate the amount of this expense.

	The Company believes that the claims of the plaintiffs in the Action are unfounded and completely without merit. The Company denies any liability with respect to these claims and intends vigorously to defend them. The Action is at an early procedural stage, however, and it is not possible at this time to determine the outcome of the lawsuit or the effect of its resolution on the Company's financial position or operating results. Management of the Company and the directors who are defendants in this action believe that their defenses have merit; however, there can be no assurance that this litigation will not have a material adverse effect on the Company's results of operations for some period or on the Company's financial position.

On December 12, 1997, the plaintiffs filed a lawsuit against the Company and certain of its directors, which lawsuit was substantially similar to the Action, with the exception that it also included a request for injunctive relief regarding the issuance of additional shares of common stock of the Company, which stock issuance had previously been approved by the Board of Directors. In settlement of this lawsuit, the Company on December 18, 1997, entered into a settlement agreement with the plaintiffs, which provided, among other things, for the proposed stock offering to be rescinded and for the Company to cease and desist any and all efforts to raise any capital stock of any kind for a period of one year unless all parties agree to the contrary or unless an impartial expert appointed by the parties concludes that the issuance of additional stock is in the best interest of the Company. Notwithstanding the foregoing, in the event that the Federal Reserve Bank or the Comptroller directs either the Company or the Bank to raise capital, then this prohibition shall not apply. Shortly after the settlement agreement was exerted, the plaintiffs commenced the Action.

Item 4.  Submission of Matters to a Vote of Security Holders.

	No matter was submitted during the fourth quarter ended
December 31, 1997 to a vote of security holders of the Company.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

	A.	Market Information

	During the period covered by this report and to date, there has been no established public trading market for the Company's Common Stock.

	B.	Holders of Common Stock

	As of March 15, 1998, the number of holders of record of the Company's Common Stock was 718.

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

	On October 16, 1997, the Company granted options to purchase an aggregate of 25,000 shares of Common Stock to ten employees at an exercise price of $15.00 per share. In addition, on October 16, 1997, warrants to purchase 400 shares of Common Stock were exercised at a price of $5.50 per share.

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


Item 6.  Management's Discussion and Analysis or Plan of
Operation.

Results of Operations

Year Ended December 31, 1997 Compared to Year Ended December 31,
1996

	For the years ended December 31, 1997 and 1996, net income amounted to $628,122 and $350,969, respectively. For the year ended December 1997 and 1996, basic income per share amounted to $.49 and $.36, respectively, and diluted income per share amounted to $.40 and $.29, respectively. During 1997 and 1996, there were outstanding warrants and stock options that were dilutive (i.e., upon exercise, they diluted earnings per share by more than 3%), thus necessitating the disclosure of basic and diluted income per share. Net income in 1997 increased by $277,153 primarily due to the following reasons:

	a. Average earning assets increased from $58.6 million at December 31, 1996 to $79.4 million at December 31, 1997, representing an increase of $20.8 million, or 35.5%. Below are the various components of average earning assets for the periods indicated:

                                                 December 31,
                                             1997           1996
                                                (In Thousands)

Federal funds sold                        $  1,230       $ 1,564
Taxable securities                          16,373        13,738
Non-taxable securities                          21           --
Net loans                                   61,772        43,336
  Total earning assets                     $79,396       $58,638

	b. As a consequence of the increase in earning assets, the net interest income also increased from $2,426,023 for the year ended December 31, 1996 to $3,590,657 for the year ended December 31, 1997. Below are the various components of interest income and expense, as well as their yield/costs for the periods indicated:

                                                 Years Ended
                                  December 31, 1997      December 31, 1996
                            Interest         Yield      Interest      Yield
                           Income/expense     Cost     Income/expense  Cost
                                          (Dollars in Thousands)
Interest income:
Federal funds sold                $  67      5.44%       $    78     5.02%
Taxable securities                1,057      6.45            880     6.41
Non-taxable securities                1      6.67            ---      ---
Loans                             6,139      9.94          4,269     9.85
  Total                          $7,264      9.15         $5,227     8.91

Interest expense:
NOW and money market deposits   $   443      3.47%        $  333     3.47%
Savings deposits                     75      3.12             56     3.04
Time deposits                     3,140      5.97          2,394     6.07
Federal funds and repurchase
  agreements                         15      5.11             18     5.45
  Total                          $3,673      5.40         $2,801     5.47
        Net interest income      $3,591                   $2,426

  Net yield on earning assets     4.52%                    4.14%



	c. Non-interest income as a percentage of average total assets for 1997 and 1996 amounted to .56% and .35%, respectively. These improved results are due primarily to higher service fees and from fees earned by Community Mortgage Corporation, a wholly owned subsidiary of the Company ("Community Mortgage"). Non-interest expense, as a percentage of average assets for 1997 and 1996 amounted to 2.81% and 2.93%, respectively. These results indicate that the Company attained higher efficiencies in 1997 due to economies of scale.

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

	The Company's net interest income for 1997 was $3,590,657 as compared to $2,426,023 for 1996. Average yields on earning assets were 9.15% and 8.91% for the years ended December 31, 1997 and 1996, respectively. The average costs of funds for 1997 decreased to 5.40% from the 1996 cost of 5.47%. Net interest yield is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest-earning assets. Net interest yields for the years ended December 31, 1997 and 1996 amounted to 4.52% and 4.14%, respectively. Net interest income for 1997 as compared to 1996, increased by $1,164,634 primarily due to the increase in average earning assets, from $58.6 million in 1996 to $79.4 million in 1997 and due to the increase in net yield on earning assets, from 4.14% in 1996 to 4.52% in 1997.

Non-Interest Income

	Non-interest income for the years ended December 31, 1997 and 1996, amounted to $465,821 and $216,872, respectively. As a percentage of average assets, non-interest income increased from
 .35% in 1996 to .56% in 1997 because of higher charges on deposit accounts and higher fees earned by Community Mortgage. The higher charges in 1997 were attained due to higher transactional volume and an increase in the fee structure.

	The following table summarizes the major components of non-interest income for the periods therein indicated:

                          Non-Interest Income

                                            Year Ended December 31,
                                             1997            1996
                                                (In Thousands)
  Service fees on deposit accounts           $137            $101
  (Loss) on sale of securities                 (5)             (1)
  Fees from Community Mortgage                258              80
  Miscellaneous, other                         76              37
    Total non-interest income                $466            $217

Non-Interest Expense

	Non-interest expense increased from $1,804,514 during 1996 to $2,347,494 in 1997. As a percent of total average assets, non-interest expense declined from 2.93% in 1996 to 2.81% in 1997.
Below are the components of non-interest expense for the years
1997 and 1996.

Non-Interest Expense

                                                  Year Ended December 31,
                                                      1997    1996
                                                       (In Thousands)

  Salaries and other personnel benefits              $1,215  $  892
  Data processing charges                               138     109
  Professional fees                                     158      89
  Postage and courier fees                               76      64
  Supplies and printing                                 114      95
  Rent and lease expense                                117    	118
  Other expenses                                        529     438
   Total non-interest expense                        $2,347  $1,805

	During the calendar year 1997, the allowance for loan losses grew from $619,133 to $1,033,393. The allowance for loan losses as a percent of gross loans increased from 1.16% at December 31, 1996 to 1.47% at December 31, 1997. As of December 31, 1997,
management considers the allowance for loan losses to be adequate to absorb possible future losses. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.


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

	The asset mix of the balance sheet is continually evaluated in terms of several variables: yield, credit quality, appropriate funding sources and liquidity. To effectively manage the liability mix of the balance sheet focuses on expanding the various funding sources. The interest rate sensitivity position at year-end 1997 is presented below. Since all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity.

                                                  After
                              After               1 year
                               three    After 6    but
                      Within  mos but   mos but   within    After
                      three   within 1  within 1  five      five
                      months    year     year     years     years    Total

EARNING ASSETS

                                  (Dollars in Thousands)

Loans                 $40,169    $---   $2,707   $25,120   $2,231   $70,227
Securities                491     ---      438    12,693    3,598    17,220
Federal funds sold      1,500     ---      ---      ---      ---      1,500

Total earning assets  $42,160    $---   $3,145   $37,813   $5,829   $88,947

SUPPORTING SOURCES OF FUNDS

Interest-bearing
 demand deposits &
 savings              $16,631    $---    $ ---    $  ---    $  ---   $16,631
Certificates,
 less than $100M       13,668     10,729   9,614   4,095       ---    38,106
Certificates,
 $100M and over         8,918      6,249   4,812   1,154       ---    21,133
Total interest-
 bearing liabilities  $39,217    $16,978  $14,426 $5,249    $  ---   $75,870

Interest rate
 sensitivity gap      $ 2,943  $(16,978) $(11,281) $32,564  $5,829   $13,077
Cumulative gap          2,943   (14,035)  (25,316)   7,248  13,077    13,077
Interest rate
 sensitivity gap ratio  1.08      ---        0.22     7.20    ---       1.17
Cumulative interest
 rate sensitivity gap
 ratio                  1.08      0.75       0.64     1.10    1.17      1.17


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

	Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities and to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. These funds can be obtained by converting assets to cash or by attracting new deposits. The Company's primary source of liquidity comes from its ability to maintain and increase deposits through the Bank. Deposits grew by $17.3 million in 1997. Below are the pertinent liquidity balances and ratios for the years ended December 31, 1997 and 1996.

                                              December 31,
                                          1997            1996
                                          (Dollars in Thousands)

        Cash and cash equivalents         $ 4,034       $ 4,214
        Marketable securities              17,220        16,717
       	CDS, over $100,000 to
         total deposits ratio               25.8%         22.8%
        Loan to deposit ratio               84.6%         81.9%
        Brokered deposits                    --             --

	Large denomination certificates during 1997 have increased approximately $6.4 million, and reliance on such certificates to fund normal banking operations has also increased in relation to other sources of funds. At December 31, 1997 and 1996, large denomination certificates accounted for 25.8% and 22.8% of total deposits, respectively. Large denomination CDS are generally more volatile than other deposits. As a result, management continually monitors the competitiveness of the rates it pays on its large denomination CDS and periodically adjusts its rates in accordance with market demands. Significant withdrawals of large denomination CDS may have a material adverse effect on the Bank's liquidity. Management believes that since a majority of the above certificates were obtained from Bank customers residing in Wilkes County, North Carolina, the volatility of such deposits is lower than if such deposits were obtained from depositors residing outside of Wilkes County, as outside depositors are more likely to be interest rate sensitive.

	Securities, particularly securities available-for-sale, provide a secondary source of liquidity. Approximately $0.9 million of the $17.2 million in the Bank's securities portfolio is scheduled to mature during 1998. Additionally, several securities have call dates prior to their maturity dates, thus enhancing the Company's liquidity posture.

	Brokered deposits are deposits instruments, such as certificates of deposits, deposit notes, bank instrument contracts and certain municipal investment contracts that are issued through brokers and dealers who then offer and/or sell these deposit instruments to one or more investors. As of December 31, 1997 and 1996, the Company had no brokered deposits in its portfolio.

	In March 1996, the Company commenced a public offering of up to 500,000 shares of Common Stock at a purchase price of $10 per share. The Company completed the sale of 500,000 shares of Common Stock in September 1996 for net proceeds of $4,934,243. Of the net proceeds to the Company, $2,620,000 was injected into the Bank's capital accounts, $1,200,000 was utilized to acquire and improve the facility housing the Taylorsville branch, $400,000 was utilized to acquire a branch facility in North Wilkesboro, and $42,500 was utilized to purchase additional equity in Community Mortgage. The remaining proceeds from the sale of stock are currently held by the Company to fund future growth. For example, the Bank may utilize these proceeds to fund growth through continued penetration of the Bank's existing customers and markets and through expansion of the Bank's branch network.

	On December 23, 1997, the Company along with eight of its directors, were sued by Edward F. Green and Joe Severt, individually and derivatively on behalf of the Company. Se Item 3. Legal Proceedings. The cost of defending litigation of this type can be significant and will be an expense of the Company in the future periods until the matter is resolved. The Company cannot estimate the amount of this expense. The Company believes that the claims of the plaintiffs in the Action are unfounded and completely without merit. The Company denies any liability with respect to these claims and intends vigorously to defend them. The Action is at any early procedural stage, however, and it is not possible at this time to determine the outcome of the lawsuit or the effect of its resolution on the Company's financial position or operating results. There can be no assurance that this litigation will not have a material adverse effect on the Company's results of operations for some period or on the Company's financial position.

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


	The table below illustrates the Bank's and Company's regulatory capital ratios at December 31, 1997.
						Minimum
                                December 31,   Regulatory
Bank                                 1997      Requirement

Tier 1 Capital                      10.6%         4.0%
Tier 2 Capital                       1.2%          n/a
  Total risk-based capital ratio    11.8%         8.0%
Leverage ratio                       9.1%         3.0%

Company - Consolidated

Tier 1 Capital                      14.1%         4.0%
Tier 2 Capital                       1.3%          n/a
  Total risk-based capital ratio    15.4%         8.0%

Leverage Ratio                      12.0%         3.0%

	The above ratios indicate that the capital positions of the Company and the Bank are sound and that the Company is well positioned for future growth.

Accounting Matters

	Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") establishes standards for computing and presenting earnings per share ("EPS"). SFAS 128 simplifies the previous standards for computing and presenting EPS and makes the new standards comparable to international EPS standards. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997; it also requires restatement of all prior period EPS data presented. The
Company has adopted SFAS 128. The adoption of SFAS 128 did not have a significant impact on the Company's consolidated financial condition or results of operations.



Item 7.  Financial Statements.

The following financial statements are filed with this report:

Independent Auditors' Report

Consolidated Balance Sheets - December 31, 1997 and 1996

Consolidated Statements of Income - Years ended December 31, 1997 and 1996

Consolidated Statements of Changes in Shareholders' Equity - Years ended December 31, 1997 and 1996

Consolidated Statements of Cash Flows - Years ended December 31,
1997 and 1996

Notes to Consolidated Financial Statements






Report of Independent Accountants



Board of Directors
Community Bancshares, Inc.
Wilkesboro, North Carolina

	We have audited the accompanying consolidated balance sheets of Community Bancshares, Inc. and subsidiaries (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

	We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

	In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Community Bancshares, Inc., and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1997, in conformity with generally accepted accounting principles.





Atlanta, Georgia
March 17, 1998

Consolidated Balance Sheets

ASSETS
                                                      As of December 31,
                                                    1997              1996
Cash and due from banks                         $  2,534,421     $ 1,763,882
Federal funds sold, net  (Note 3)                  1,500,000       2,450,000
  Total cash and cash equivalents               $  4,034,421     $ 4,213,882
Securities:  (Notes 2, 4 & 5)
  Available-for-sale at fair value                13,592,071      11,302,580
Held to maturity (Estimated market
  values of $3,644,394 and $5,399,611 at
  December 31, 1997 and 1996, respectively         3,627,805       5,414,836
Loans, net  (includes loans of  $2,097,432 (1997)
  and $1,438,919 (1996) to insiders)
    (Notes 2, 6,  7 & 16)                         69,194,004      52,786,698
Property and equipment, net  (Notes 2 & 8)         1,806,059         218,857
Goodwill                                              26,645          33,307
Other assets                                         794,652         745,208
  Total Assets                                  $ 93,075,657    $ 74,715,368

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Deposits
  Non-interest bearing deposits                 $  5,910,213    $  5,090,509
  Interest bearing deposits                       75,869,351      59,364,668
       Total deposits  (Note 10)                $ 81,779,564    $ 64,455,177
Other liabilities                                  1,191,085         924,292
  Total Liabilities                             $ 82,970,649    $ 65,379,469

Commitments and Contingencies  (Note 9)

Shareholders' Equity:  (Notes 1, 11 & 15)
Common stock, $3.00 par value, 10,000,000 shares
   authorized, 1,297,156 (1997) and 1,284,386
  (1996) issued and outstanding                 $  3,891,468    $  3,853,158
Paid-in-capital                                    5,380,223       5,312,078
Retained earnings                                    791,381         163,259
Unrealized gain on securities, net                    41,936           7,404
   Total Shareholders' Equity                   $ 10,105,008    $  9,335,899
   Total Liabilities and Shareholders' Equity   $ 93,075,657    $ 74,715,368

Refer to notes to the consolidated financial statements.

Consolidated Statements of Income

                                               Years Ended December 31,
Interest Income:                                   1997              1996
 Interest and fees on loans                     $ 6,138,953     $ 4,268,735
 Interest on investment securities                1,057,699         879,994
 Interest on federal funds sold                      66,940          78,617
    Total interest income                       $ 7,263,592     $ 5,227,346
Interest Expense:
 Interest on deposits and borrowings  (Note 12) $ 3,672,935     $ 2,801,323
Net interest income                               3,590,657       2,426,023
Provision for possible loan losses  (Note 7)        485,000         287,500
Net interest income after provision for
  possible loan losses                          $ 3,105,657     $ 2,138,523

Other Income:
  Gain/(loss) on sale of securities  (Note 4)   $    (4,618)    $      (487)
  Service fees on deposit accounts                  137,070         101,354
  Fees from Community Mortgage                      257,996          79,063
  Miscellaneous, other                               75,373          36,942
      Total other income                        $   465,821     $   216,872

Other Expenses:
  Salaries and benefits                         $ 1,214,956     $   892,100
  Data processing expense                           137,924         108,610
  Professional fees                                 158,024          89,433
  Supplies and printing                             114,324          94,761
  Rent and lease expense                            116,691         118,091
  Postage and courier                                76,323          64,351
  Other operating expenses  (Note 13)               529,252         437,168
Total other expenses                            $ 2,347,494     $ 1,804,514

Income before income tax                        $ 1,223,984     $   550,881
Income tax  (Notes 2 & 14)                          595,862         199,912

Net Income                                      $   628,122     $   350,969

Basic earnings per share  (Note 2)              $       .49     $       .36
Diluted earnings per share (Note 2)             $       .40     $       .29


Refer to notes to the consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1997 and 1996






                Number  Common      Paid               Unrealized
                Of      Stock       -in-    Retained   Gain,
                Shares  Par Value  Capital  Earnings   Securities      Total


Balance,
  December 31,
  1995          781,786 $2,345,358 $1,868,236 $(187,710) $17,242 $4,043,126

Net income,
  1996            --          --                350,969      --     350,969

Net unrealized
  (losses) - securities       --       --        --       (9,838)    (9,838)

Exercise of warrants
                  1,800      5,400      4,500    --          --       9,900

Exercise of options
                    800      2,400      5,100    --          --       7,500

Sale of stock   500,000  1,500,000  3,434,242    --          --   4,934,242

Balance,
 December 31,
 1996         1,284,386 $3,853,158 $5,312,078 $ 163,259  $ 7,404 $9,335,899


Net income, 1997    --         --        --     628,122      --     628,122

Net unrealized
 gains-securities   --         --        --      --       34,532     34,532

Exercise of       2,450      7,350      6,125    --          --      13,475
  warrants

Exercise of
 options         10,320     30,960     62,020     --         --      92,980

Balance,
  December 31,
  1997        1,297,156 $3,891,468 $5,380,223 $ 791,381  $41,936 $10,105,008







Refer to notes to the consolidated financial statements.

Consolidated Statements of Cash Flows

                                                     Years Ended December 31,
Cash flows from operating activities:                 1997           1996
Net income                                         $  628,122     $  350,969
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                      67,249         84,857
    Net amortization of premiums on securities         36,484         42,109
    (Loss) on sale or  settlements of securities        4,618            487
    Provisions for loan losses                        485,000        287,500
(Increase) in other assets                            (58,111)      (192,244)
 Increase in liabilities                              266,793        229,329
Net cash provided by operating activities          $1,430,155     $  803,007

Cash flows from investing activities:
Available-for-sale securities:
   Proceeds from sale of securities                $2,051,632     $1,851,300
   Proceeds from maturities and paydowns            3,005,042      2,173,400
   Purchase of securities                          (7,355,633)    (8,366,666)
Held-to-maturity securities:
   Purchase of securities                          (1,093,283)    (2,004,944)
   Maturities and paydowns                          2,889,874      3,399,616
Net increase in loans                             (16,892,306)   (16,760,623)
Purchase of property and equipment                 (1,645,784)       (54,047)
Net cash used in investing activities            $(19,040,458)  $(19,761,964)

Cash flows from financing activities:
Proceeds from exercise of options
   and warrants                                  $    106,455   $     17,400
 Proceeds from sale of stock                            --         4,934,242
 Increase in deposits                              17,324,387     16,272,011
Net cash provided from financing activities      $ 17,430,842   $ 21,223,653

Net (decrease) in cash and cash equivalents      $   (179,461)  $  2,264,696
Cash and cash equivalents, beginning of year        4,213,882      1,949,186
Cash and cash equivalents, end of year           $  4,034,421   $  4,213,882

Supplemental Information:

Income taxes paid                                $    563,394   $    188,426
Interest paid                                    $  3,465,712   $  2,630,401

Refer to notes to the consolidated financial statements.

Note 1 - Summary of Organization

	Community Bancshares, Inc., Wilkesboro, North Carolina (the "Company") was incorporated under the laws of the State of North Carolina on June 11, 1990, for the purpose of becoming a bank holding company with respect to a proposed national bank, Wilkes National Bank (the "Bank"), to be located in Wilkesboro, North Carolina. Upon commencement of the Bank's planned principal operations on January 17, 1992, the Company acquired 100 percent of the voting stock of the Bank by injecting $3,750,000 into the Bank's capital accounts. Since then, three additional branches were established, bringing the total banking offices to four.

	In 1990, during its initial stages, the Company filed a Form S-1 Registration
Statement with the Securities and Exchange Commission offering for sale a minimum of 365,000 and a maximum of 660,000 shares of its common stock, $6.00 par value per share.  During 1995, the Company's Board of Directors declared a two-for-one stock split and reduced the par value of the Company's common stock to $3.00 per share.  During 1996, the Company completed the sale of
500,000 shares of its common stock, resulting in net proceeds of $4,934,242.
As of December 31, 1997 and 1996, there were 1,297,156 and 1,284,386 shares of common stock, respectively, outstanding.

	In the initial stock sale in 1990, the Company offered warrants to its organizers and to a group of initial subscribers. Each warrant, when surrendered with $5.50 to the Company, is convertible into one share of common stock. The warrants expire ten years from January 17, 1992. At December 31, 1997, there were 382,664 warrants outstanding. The Company also has a stock option plan with 168,496 options outstanding as of December 31, 1997. Details of the option plan are discussed under Notes 11 & 15.

	During 1994, the Company, together with four unrelated banks, established Community Mortgage Corporation ("Community Mortgage") to engage in mortgage related activities as allowed under the Bank Holding Company Act. The Company invested $50,000 in Community Mortgage in exchange for 20% of Community Mortgage's common stock. During 1996 and 1997, the Company acquired additional shares of Community Mortgage, thereby increasing its ownership position to 80% (1996) and 100% (1997) of the voting shares. Community Mortgage's financial statements are included in the Company's consolidated financial statements as of and for the years ended December 31, 1997 and 1996.

Note 2 - Summary of  Significant Accounting Policies

	Basis of Presentation and Reclassification.   The consolidated financial
statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications had no impact on net income or shareholders' equity.

	Basis of Accounting. The accounting and reporting policies of the Company conform to generally accepted accounting principles and to general practices in the banking industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans.
	Investment Securities. The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investment in Debt and Equity Securities" ("SFAS 115") on January 1, 1994. SFAS 115 requires investments in equity and debt securities to be classified into three categories:

1. Held-to-maturity securities. These are securities which the Company has the ability and intent to hold until maturity. These securities are stated at cost, adjusted for amortization of premiums and the accretion of discounts.

2. Trading securities. These are securities which are bought and held principally for the purpose of selling in the near future. Trading securities are reported at fair market value, and related unrealized gains and losses are recognized in the income statement. As of December 31, 1997 and 1996, the Company had no securities in this category.

3. Available-for-sale securities. These are securities which are not classified as either held-to-maturity or as trading securities. These securities are reported at fair market value. Unrealized gains and losses are reported, net of tax, as separate components of shareholders' equity. Unrealized gains and losses are excluded from the income statement.
A decline in the fair value of any available for sale or held to maturity security below cost that is deemed other than temporary, results in a charge to income and the establishment of a new cost basis for the security.

Purchase premiums and discounts on investment securities are amortized and accreted to interest income using the level yield method on the outstanding principal balances. In establishing the accretion of discounts and amortization of premiums, the Company utilizes market based prepayment assumptions. Interest and dividend income are recognized when earned. Realized gains and losses for securities sold are included in income and are derived using the specific identification method for determining the costs of securities sold.

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

Accrual of interest on loans is discontinued either when reasonable doubt exists as to the full or timely collection of interest or principal or when a loan becomes contractually past due by 90 days or more with respect to interest or principal. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. Loans are returned to accruing status only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.

The Company adopted the provisions of SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting for Impairment of a Loan - Income Recognition and Disclosure." These standards require impaired loans to be measured based on the present value of expected future cash flows discounted at the loan's original effective interest rate, or at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the note agreement. Cash receipts on impaired loans which are accruing interest are applied to principal and interest under the contractual terms of the loan agreement. Cash receipts on impaired loans for which the accrual of interest has been discontinued are applied to reduce the principal amount of such loans until the principal has been recovered and are recognized as interest income thereafter.

	Allowance for Loan Losses.   The allowance for loan losses is established
through provisions charged to operations. Such provisions are based on management's evaluation of the loan portfolio under current economic conditions, past loan loss experience, adequacy of underlying collateral, changes in the nature and volume of the loan portfolio, review of specific problem loans, and such other factors which, in management's judgment, deserve recognition in estimating loan losses. Loans are charged off when, in the opinion of management, such loans are deemed to be uncollectible. Subsequent recoveries are added to the allowance.

	Management believes that the allowance for loan losses is adequate. While management uses available information to recognize loan losses, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

	Property and Equipment. Building, furniture, equipment and leasehold improvements are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight line method over the estimated useful lives of the related assets. Maintenance and repairs are charged to operations, while major improvements are capitalized. Upon retirement, sale or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts, and gain or loss is included in income from operations.

Other Real Estate. Other real estate represents property acquired through foreclosure or in satisfaction of loans. Other real estate is carried at the lower of: (i) cost; or (ii) fair value less estimated selling costs. Fair value is determined on the basis of current appraisals, comparable sales and other estimates of value obtained principally from independent sources. Any excess of the loan balance at the time of foreclosure or acceptance in satisfaction of loans over the fair value of the real estate held as collateral is treated as a loan loss and charged against the allowance for loan losses. Gain or loss on sale and any subsequent adjustments to reflect changes in fair value and selling costs are recorded as a component of income. Costs of improvements to other real estate are capitalized, while costs associated with holding other real estate are charged to operations.

	Income Taxes. The consolidated financial statements have been prepared on the accrual basis. When income and expenses are recognized in different periods for financial reporting purposes and for purposes of computing income taxes currently payable, deferred taxes are provided on such temporary differences. The Company files a consolidated income tax return. Taxes are accounted for in accordance with Statement of Financial Accounting Standards
No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.
Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

	Restriction on Cash and Due from Banks. The Bank is required to maintain reserve funds in cash or on deposits with the Federal Reserve System. The required reserves at December 31, 1997 and 1996 were approximately $286,000 and $198,000, respectively.

Statement of Cash Flows. For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased or sold for one day periods.

	Stock Options and Warrants. There are two major accounting standards that address the accounting for stock options/warrants. Entities are allowed to freely choose between the two distinct standards. The first standard, APB
Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") measures stock options/warrants by the intrinsic value method. Under the above method, if the exercise price is the same or above the quoted market price at the date of grant, no compensation expense is recognized. The second standard, SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), may recognize a compensation expense even in cases where the exercise price is the same or above the quoted market price. SFAS 123 takes into account the time value of the options/warrants; that is, the value of being able to defer a decision on whether or not to exercise the option/warrants until the expiration date. The Company follows the accounting standards of APB 25.
Had the Company followed the accounting standards of SFAS 123, net income for the years ended December 31, 1997 and 1996 would have been reduced by $23,734 and $9,743, respectively. On a per share basis, basic and diluted earnings per share would have been reduced by $.02 (1997) and $.01 (1996).

Earnings Per Share ("EPS"). The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 establishes standards for computing and presenting EPS. Because the Company has a complex capital structure, it is required to report: (i) basic EPS; and
(ii) diluted EPS. Basic EPS is defined as the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted EPS is defined as the amount of earnings available to each share of common stock outstanding during the reporting period and to each share that would have been outstanding assuming the issuance of common stock for all dilutive potential common stock outstanding during the reporting period.

Basic EPS is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed assuming the conversion of all warrants and options.

For the year ended December 31, 1997, basic EPS and diluted EPS were computed as follows :

                               Basic EPS                   Diluted EPS
                          Numerator  Denominator      Numerator  Denominator
Net income               $ 628,122                   $ 628,122
Weighted average shares               1,292,264                   1,292,264
Options, warrants			      		         			                       	    273,674
   Totals                $ 628,122    1,292,264      $ 628,122    1,565,938

EPS                               $.49                        $.40

Note 3 - Federal Funds Sold

	  The Bank is required to maintain legal cash reserves computed by applying prescribed percentages to its various types of deposits.  When the Bank's cash reserves are in excess of the required amount, the Bank may lend the excess to other banks on a daily basis.  At December 31, 1997 and 1996, the Bank sold
$1,500,000 and $2,450,000, respectively, to other banks through the federal funds market.

Note 4 - Securities Available-for-Sale

	The amortized costs and estimated market values of securities available-for-
sale as of December 31, 1997 follow:

                                                                Gross
                          Amortized        Unrealized         Estimated
Description                 Costs        Gains    Losses    Market Values
U.S. Treasury securities $ 3,273,964  $  26,544 $   --       $ 3,300,508
U.S. Agency securities     9,449,439     41,827   (4,672)      9,486,594
FRB stock                    112,500        --       --          112,500
Municipal securities         476,585      2,051      --          478,636
Other securities             216,043        --    (2,210)        213,833
    Total securities     $13,528,531  $  70,422 $ (6,882)    $13,592,071


The amortized costs and estimated market values of securities available-for-sale as of December 31, 1996 follow:
								  Gross
                         Amortized           Unrealized         Estimated
Description               Costs          Gains      Losses     Market Values
U.S. Treasury securities $ 3,276,042    $ 27,060  $   --       $  3,303,102
U.S. Agency securities     8,015,320      17,209   (33,051)       7,999,478
   Total securities      $11,291,362    $ 44,269  $(33,051)     $11,302,580

	All national banks are required to hold FRB stock. No ready market exists for the FRB stock nor does the stock have a quoted market value. Accordingly, FRB stock is reported at cost.

The amortized costs and estimated market values of securities available-for-sale at December 31, 1997, by contractual maturity, are shown in the following chart. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                     Amortized                 Estimated
                                       Costs                  Market Values
Due in one year or less             $       887,722         $       888,954
Due after one through five years         11,246,778              11,307,711
Due after five through ten years          1,108,411               1,111,091
Due after ten years                         173,120                 171,815
FRB stock (no maturity)                     112,500                 112,500
    Total securities                $    13,528,531         $    13,592,071

	Proceeds form sales of securities during 1997 and 1996 were $2,051,632 and $1,851,300, respectively. Gross losses on $4,618 (1997) and $487 (1996) were realized on those sales..

	As of December 31, 1997 and 1996, securities with an aggregate par value $2,166,109 and $250,000, respectively, were pledged as collateral to secure public funds.



Note 5 - Securities Held-to-Maturity

	The amortized costs and estimated market values of securities held-to-maturity as of December 31, 1997 follow:

                                                                Gross
                          Amortized        Unrealized         Estimated
Description                 Costs        Gains    Losses    Market Values
U.S. Agency securities   $   250,000  $   625  $    --      $  250,625
Other securities             988,146   10,800    (2,638)       996,308
Mortgaged backed
 securities                  898,615     --      (6,067)       892,548
Mortgage pools             1,491,044   17,531    (3,662)     1,504,913
    Total securities     $ 3,627,805  $28,956  $ (12,367)   $3,644,394

The amortized costs and estimated market values of securities held-to-maturity as of December 31, 1996 follow:
								   Gross
                        Amortized            Unrealized           Estimated
Description              Costs            Gains      Losses     Market Values
U.S. Agency securities  $ 3,735,832     $ 10,417   $ (26,322)  $  3,719,927
Other securities          1,679,004        5,190     ( 4,510)     1,679,684
   Total securities     $ 5,414,836     $ 15,607   $ (30,832)  $  5,399,611

	The amortized costs and estimated market values of securities held-to-maturity at December 31, 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                          Amortized       Estimated
Description                                Costs         Market Values
Due in one year or less                  $   39,651       $   40,893
Due after one year through five years     1,384,974        1,397,741
Due after five years through ten years    1,104,881        1,109,448
Due after ten years                       1,098,299        1,096,312
   Total securities                      $3,627,805       $3,644,394


At December 31, 1997 and 1996, securities with an aggregate par value of $250,000 and $500,000, respectively, were pledged to secure public deposits.

Note 6 - Loans

	The composition of net loans by major loan category, as of December 31, 1997 and 1996, follows:
							                                    		          December 31,
                                                   1997         1996
Commercial, financial, agricultural         $  28,215,330  $  18,575,306
Real estate - construction                      6,571,616      4,919,198
Real estate - mortgage                         21,088,303     17,363,240
Installment                                    14,016,280     12,007,846
Lease financing                                   335,868        540,241
Loans, gross                                $  70,227,397  $  53,405,831
Deduct:
Allowance for loan losses                      (1,033,393)      (619,133)
     Loans, net                             $  69,194,004  $  52,786,698

Loans in nonaccrual status amounted to $95,501 and $18,781 at December 31, 1997 and 1996 respectively. If interest had been accrued on those loans, interest income would have increased by $11,027 and $738 for the years ended December 31, 1997 and 1996, respectively. The above nonaccruing loans were the only impaired loans at December 31, 1997 and 1996. The amount included in the allowance for loan losses relating to these impaired loans was $34,600 and $2,800 at December 31, 1997 and 1996, respectively. The average recorded investment in impaired loans during 1997 and 1996 was $148,053 and $34,916, respectively. Interest income recognized for impaired loans during 1997 and 1996 was approximately $12,400 and $2,100 respectively.

Note 7 - Allowance for Possible Loan Losses

	The allowance for possible loan losses is a valuation reserve available to absorb future loan charge-offs. The allowance is increased by provisions charged to operating expenses and by recoveries of loans which were previously written-off. The allowance is decreased by the aggregate loan balances, if any, which were deemed uncollectible during the year.

Activity within the allowance for loan losses accounts for the years ended December 31, 1997 and 1996 follows:
                                                 Years ended December 31,
                                                     1997    1996
Balance, beginning of year                    $   619,133   $   418,620
Add: Provision for loan losses                    485,000       287,500
Add: Recoveries of previously charged
              off amounts                          12,370         9,676
   Total                                      $ 1,116,503   $   715,796
Deduct:   Amount charged-off                      (83,110)      (96,663)
Balance, end of year                          $ 1,033,393   $   619,133

Note 8 - Property and Equipment

	Building, furniture, equipment, land and leasehold improvements are stated at cost less accumulated depreciation.  Components of property and equipment included in the consolidated balance sheets at December 31, 1997 and 1996 follow:

                                      									        December 31,
                                                    1997          1996
Land                                         $    350,000    $    --
Leasehold improvement                              68,938         70,295
Building                                        1,337,332         87,527
Furniture and equipment                           276,423        229,984
   Property and equipment, gross             $  2,032,693    $   387,806
Deduct:
    Accumulated depreciation                     (226,634)      (168,949)
    Property and equipment, net              $  1,806,059    $   218,857

	Depreciation expenses for the years ended December 31, 1997 and 1996 amounted to $58,582 and $60,787, respectively.  Depreciation is charged to operations over the estimated useful lives of the assets.  The estimated useful lives and methods of depreciation for the principal items follow:

        Type of Asset                 Life in Years   Depreciation Method
        Furniture and equipment          1 to 7          Straight-line
        Building                           32            Straight-line
        Leasehold improvements              5            Straight-line

Note 9 - Commitments and Contingencies

	In December 1997, the Company and certain specifically named directors thereof became defendants in a lawsuit brought by other directors on behalf of the Company. The claim includes, among other things, assertions of alleged waste of assets, conversion, breach of duty and an action to remove the defendant directors from the board. The Company and the defendant directors have denied all liability and have countersued. It is not possible to presently determine with precision the probable outcome of the amount of liability, if any, under the lawsuits.

	Please refer to Notes 1,11,15 and 16 concerning warrants and options earned by directors, organizers and executive officers.

	Please refer to Note 16 concerning a contract the Company executed with the
Bank's CEO.

	Please refer to Note 16 for the discussion concerning the leases of the Bank's operating facilities.

Note 10 - Deposits

	The following details deposit accounts at December 31, 1997 and 1996:

                                                     December 31,
                                                1997              1996
 Non-interest bearing deposits              $ 5,910,213       $ 5,090,509
 Interest bearing deposits:
     NOW accounts                             6,241,531         4,663,522
     Money market accounts                    7,699,956         6,352,548
     Savings                                  2,689,560         2,097,100
     Time, less than $100,000                38,105,637        31,545,175
     Time, $100,000 and over                 21,132,667        14,706,323
        Total deposits                      $81,779,564       $64,455,177

Note 11 - Shareholders' Equity

	In May 1995, the Company's Board of Directors (the "Board) declared a two-for-one stock split, in the form of a 100% stock dividend, to all shareholders of record as of July 3, 1995. As a consequence to the stock split, the par value of the common stock was reduced from $6.00 to $3.00, while the number of outstanding shares was doubled. The Company currently has 10.0 million shares of common stock authorized, 1,297,156 shares of which were issued and outstanding at December 31, 1997. The holders of common stock have no preemptive rights with respects to the issuance of any shares by the Company.

	At December 31, 1997 and 1996, there were 382,664 and 385,114 stock warrants, respectively, outstanding.  During 1997 and 1996, 2,450 and 1,800 warrants, respectively, were exercised for $5.50 per share.

	The Company adopted an incentive stock option plan covering 400,000 stock options. At December 31, 1997 and 1996, there were 168,496 and 116,816 stock options, respectively, outstanding. Please refer to Notes 15 & 16 for additional details concerning stock options.

The Company is authorized to issue up to 1,000,000 shares of preferred stock, $6.00 par value, issuable in series, the relative rights and preferences of which shall be designated by the Board of Directors. The preferred stock may have senior dividend and/or liquidation preferences superior to those of common stock.

Note 12 - Interest on Deposits and Borrowings

	A summary of interest expense for the years ended December 31, 1997 and 1996 follows:

									        December 31,
                                                   1997         1996
Interest on NOW accounts                       $  170,656   $  130,452
Interest on money market accounts                 271,844      202,262
Interest on savings accounts                       75,384       56,045
Interest on CDs under $100,000                  2,081,309    1,756,178
Interest on CDs $100,000 and over               1,059,156      637,875
Interest, other borrowings                         14,586       18,511
   Total interest on deposits and borrowings   $3,672,935   $2,801,323

Note 13 - Other Operating Expenses

	A summary of other operating expenses for the years ended December 31, 1997 and 1996 follows:


                                     									        December 31,
                                                 1997           1996
Advertising and public relations	             $	75,199       	$	57,745
Depreciation and amortizaton                    67,249          84,857
Insurance                                       46,314          23,252
Utilities and telephone                         65,069          49,834
Repairs and maintenance                         61,352          73,384
Taxes and licenses                              38,117          21,467
Regulatory assessments                          45,724          60,245
All other operating expenses                   130,228          66,384
   Total other operating expenses            $ 529,252       $ 437,168

Note 14 - Income Taxes

	As of December 31, 1997 and 1996, the Company's provision for income taxes consisted of the following:
									                                          December 31,
                                               1997            1996
Current                                     $  447,284    $   232,525
Deferred                                       148,578        (32,613)
Federal income tax expense                  $  595,862    $   199,912

Deferred income taxes for the year ended December 31, 1997 consist of the following:

                                                1997
Provision for loan losses            $       137,448
Community Mortgage                            13,940
Other                                         (2,810)
   Total                             $       148,578

	The Company's provision for income taxes differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes.
A reconciliation of federal statutory income taxes to the Company's actual income tax provision follows for the year ended December 31, 1997:

                                                  1997

Income taxes at statutory rate          $       416,154
State tax, net of Federal benefits               11,108
Change in valuation allowance                   153,884
Tax-free income                                  19,666
Other                                            (4,950)
   Total                                $       595,862

The tax effects of the temporary differences that comprise the net deferred tax assets at December 31, 1997 is presented below:

                                                  1997
Deferred tax assets:
Allowance for loan losses                $       323,548
Community Mortgage                                30,600
Unrealized gain, securities                      (21,604)
Deferred asset, depreciation                       1,411
Valuation reserve                               (353,239)
  Net deferred tax asset                 $       (19,284)

	There was a net change in the valuation allowance during 1997.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during  the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based upon the level of historical taxable income and projection for future taxable income over the periods which the temporary differences resulting in the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of those deductible differences, net of the existing valuation allowance at December 31, 1997.

Note 15 - Benefit Plans

	The Company has a savings plan (the "Savings Plan") administered under the provisions of the Internal Revenue Code Section 401(k). During 1997 and
1996, the Company made contributions totaling $29,000 and $24,000 respectively, to the Savings Plan.

	On November 18, 1993, the Bank's Board of Directors adopted a profit sharing plan ("Profit Plan") for the benefit of its employees.  There were no transactions relating to this Profit Plan during either1997 or 1996.

	The shareholders of the Company voted to adopt an incentive stock option plan
("Incentive Plan") for directors and key employees.  The Incentive Plan became effective March 18, 1993 and covers 400,000 options.  The exercise price of options granted must be at least the average market price as of the date of the grant.  The above options expire between five to ten years from the date of the grant.  In May, 1994, the Incentive Plan was amended to, among other things, provide for the automatic annual grant of options to purchase 2,000 shares of common stock to each of the Company's outside directors.  The following table summarizes the activities within the Company's Incentive
Plan, including those discussed in Note 11.

									       Stock Options
                                         1997            1996
Options granted in past years          	125,096	       	91,000
Options granted this year                62,000         34,096
Options exercised in previous years      (7,080)        (6,280)
Options exercised this year             (10,320)          (800)
Options forfeited in previous years      (1,200)          (800)
Options forfeited this year                ---            (400)
Balance, end of year                    168,496        116,816

Options available for grant             212,904        274,904

  The options entitle their holders to purchase one share of the Company's common stock foran amount between $5.50 to $15.00 each, at a weighted average price of $10.81.

Note 16 - Related Party Transactions

	Employment Agreement with CEO.  On February 1, 1995, the Company entered into an Employment Agreement (the "Agreement") with one of its directors pursuant to which he would continue to serve as the President and Chief Executive
Officer ("CEO") of both the Company and the Bank.  The Agreement is for a term of five years; provided, however, that during each of the first five years, an additional year will be added to the term of the agreement so that the Agreement will expire on February 1, 2005.  The Agreement provides for an annual base salary of $84,000, with bonuses to be determined at the discretion of the Board of Directors.  The Agreement also provides for certain severance payments to be paid to the CEO in the event of a change in control of the
Company.  In the events of a change in control and the hiring of a different
CEO, the present CEO would be entitled to receive a lump sum cash payment equal to $300,000.  In addition, in the event the CEO is terminated by the
Company without cause, he would receive during the balance of his term of employment the annual base salary which would otherwise be payable to him had he remained in the employ of the Company.  The Agreement also entitles the CEO to other customary benefits, including an automobile allowance, health, life and disability insurance.  During the calendar years 1997 and
1996, the CEO was granted options to purchase 10,000 and 10,264 shares, respectively, of the Company's common stock.  Options granted in 1997 and
1996, are exercisable at $10.00 per share.  For the years ended December 31,
1997 and 1996, the Company incurred costs of approximately $133,432 and
$120,435 respectively, in salary and various benefits relating to the CEO's employment agreements.

	Leases with Directors. On June 27, 1991, the Company executed a lease arrangement for its main operating facility with the owner who also serves as a director of the Company. The lease expired on June 27, 1996. A new lease was executed to mature on March 1, 1999. The new lease requires a monthly payment of $4,000 plus an annual increase tied to the increase in the Consumer Price Index. Lease expense for the years ended December 31, 1997 and 1996 amounted to $51,658 and $53,333, respectively. Future minimum rental commitments under the lease follow:

          Years Ending December 31,               Amount
                  1998                           $48,000
                  1999                             8,000
                  Total                          $56,000

	On November 17, 1993, the Company also entered into a lease arrangement for its North Wilkesboro branch with the owners, who also serve as directors of the Company.  The lease is for a five-year term beginning June, 1994, at a cost of $1,500 per month.  Rent increases are tied to the Consumer Price
Index.  The lease contains a renewal option for an additional five-year term.  It also provides for the purchase of the property at the end of the third, fifth or tenth year, assuming the renewal option is exercised, at the then prevailing market value.  Lease expenses for the years ended December
31, 1997 and 1996 amounted to $21,291 and $18,777 respectively.  Future minimum rental commitments under the above lease follow:

                Years Ending December 31,               Amount
                      1998                             $18,972
                      1999                               7,905
                      Total                            $26,877

	Borrowings and Deposits by Directors and Executive Officers. Certain directors, principal, officers and companies with which they are affiliated are customers of and have banking transactions with the Bank in the ordinary course of business. As of December 31, 1997 and 1996, loans outstanding to directors, their related interest and executive officers aggregated $2,097,432 and $1,438,919, respectively. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties.

	A summary of the related party loan transactions during 1997 and 1996 follows:

Insider Loan Transactions
                                           1997                1996
Balance, beginning of year      $       1,438,919       $       839,550
New loans                               1,965,055             1,206,111
Less: principal reductions             (1,306,542)             (606,742)
Balance, end of year            $       2,097,432       $     1,438,919

	Deposits by directors and their related interests, as of December 31, 1997 and 1996 approximated $1,629,722 and $1,409,490, respectively.

	Directors/Organizers Stock  Warrants:  Please refer to Notes 1, 11 and 15 for additional details concerning warrants to directors and organizers.

	Incentive Stock Option Plan to Directors and Key Employees:  Please refer to
Notes 11 and 15 for additional details.

Note 17 - Financial Instruments with Off-Balance Sheet Risk

	In the ordinary course of business, and to meet the financing needs of its customers, the Company is a party to various financial instruments with off-balance sheet risk. These financial instruments, which include commitments to extend credit and standby letters of credit, involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheets. The contract amount of those instruments reflects the extent of involvement the Company has in particular classes of financial instruments.

	The Company's exposure to credit loss in the event of  nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amounts of those instruments.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.


	Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any material condition established in the contract.
Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee.  At December 31, 1997 and 1996, unfunded commitments to extend credit were $11,977,150 and $9,095,155, respectively.
The Company evaluates each customer's credit worthiness on a case-by-
case basis.  The amount of collateral obtained, if deemed necessary by the
Company upon extension of credit, is based on management's credit evaluation of the borrower.  Collateral varies but may include accounts receivable, inventory, property, plant and equipment, farm products, livestock and income producing commercial properties.

	At December 31, 1997 and 1996, commitments under letters of credit aggregated approximately $25,000 and $150,000, respectively.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Collateral varies but may include accounts receivable, inventory, equipment, marketable securities and property.  Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

Note 18 - Regulatory Matters

	The Company and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the company's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting and other factors.


	Qualitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 1997, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

	As of  December 31, 1997, the most recent notification from the Office of the
Comptroller of the Currency categorized the Bank as Well Capitalized.  To be categorized as Adequately Capitalized or Well Capitalized, the Bank must maintain minimum total risk based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below.  There are no conditions or events since that notification that management believes have changed the Company's capital category.  The actual capital amounts and ratios are also presented in the table below:

                             Minimum Regulatory Capital Guidelines for Banks
                                                Adequately         Well
(Dollars in thousands)           Actual         Capitalized      Capitalized
                              Amount  Ratio    Amount   Ratio   Amount  Ratio
As of December 31, 1997:
Total capital-risk-based
(to risk-weighted assets):
   Bank                     $  8,214  11.8%    $5,559 *  8%     $6,949 * 10%
   Consolidated               10,925  15.4%     5,691 *  8%       N/A  * N/A

Tier 1 capital-risk-based
(to risk-weighted assets):
   Bank                     $  7,346  10.6%    $2,780 *  4%    $4,169  *  6%
   Consolidated               10,036  14.1%     2,846 *  4%      N/A     N/A

Tier 1 capital-leverage
(to average assets):
   Bank                     $  7,346   9.1%    $3,228 *  4%    $4,035 *  5%
   Consolidated               10,036  12.0%     3,356 *  4%      N/A    N/A


                             Minimum Regulatory Capital Guidelines for Banks
                                                Adequately         Well
(Dollars in thousands)           Actual         Capitalized      Capitalized
                              Amount  Ratio    Amount   Ratio   Amount  Ratio
As of December 31, 1996
Total capital-risk-based
(to risk-weighted assets):
   Bank                       $6,290  11.4%    $4,408 *  8%    $5,510 *  10%
   Consolidated                9,948  18.0%     4,418 *  8%      N/A     N/A

Tier 1 capital-risk-based
(to risk-weighted assets):
   Bank                       $5,671  10.3%    $2,204 *  4%    $3,306 *   6%
   Consolidated                9,329  16.9%     2,209 *  4%      N/A     N/A

Tier 1 capital-leverage
(to average assets):
   Bank                       $5,671   7.6%    $2,961 *  4%    $3,703 *   5%
   Consolidated                9,329  12.5%     2,985 *  4%      N/A     N/A

Note 19 - Dividends

	The primary source of funds available to the Company to pay shareholder dividends and other expenses is from the Bank. Bank regulatory authorities impose restrictions on the amounts of dividends that may be declared by the Bank. Further restrictions could result from a review by regulatory authorities of the Bank's capital adequacy. The amount of cash dividends available from the Bank for payment in 1998 is $672,936 plus 1998 net earnings of the Bank. At December 31, 1997, $6,715,564 of the Company's investment in the Bank is restricted as to dividend payments from the Bank to the Company. For the years ended December 31, 1997 and 1996, no dividends were paid to shareholders.

Note 20 - Parent Company Financial Information

	This information should be read in conjunction with the other notes to the consolidated financial statements.

Parent Company Balance Sheets
                                                     December 31,
Assets                                           1997            1996
Cash                                       $ 1,089,954      $ 3,619,438
Investment in Community Mortgage                (2,765)           8,037
Investment in Bank                           7,388,500        5,678,147
Property and equipment                       1,594,663            2,800
Other assets                                    57,016           34,677
   Total Assets                            $10,127,368      $ 9,343,099

Liabilities and Shareholders' Equity:
Accounts payable                           $    22,360      $     7,200
   Total Liabilities                       $    22,360      $     7,200

Common stock                               $ 3,891,468      $ 3,853,158
Paid-in-capital                              5,380,223        5,312,078
Retained earnings                              791,381          163,259
Unrealized gain on securities                   41,936            7,404
   Total Shareholders' equity              $10,105,008      $ 9,335,899
   Total Liabilities and
     Shareholders' equity                  $10,127,368      $ 9,343,099

Parent Company Statements of Income
                                              Years Ended December 31,
Revenues:                                       1997           1996
  Interest income                            $   106,896    $   59,432
  Rental income                                    6,600          --
     Total revenues                          $   113,496    $   59,432

Expenses:
  Depreciation and amortization              $    15,075    $    6,092
  Professional fees                              103,606        11,172
  Other expenses                                  53,868        48,834
     Total expenses                          $   172,549    $   66,098
(Loss) before taxes and equity in undistributed
  earnings of subsidiaries                   $   (59,053)   $   (6,666)
Tax (benefit)                                    (24,655)      (18,783)
(Loss) before equity in undistributed earnings
 of subsidiaries                             $   (34,398)   $   12,117
Equity in undistributed earnings of
    subsidiaries                                 662,520       338,852
  Net Income                                 $   628,122    $  350,969

Parent Company Statements of Cash Flows

                                               Years Ended December 31,
Cash flows from operating activities:             1997          1996
  Net income                                   $   628,122  $  350,969
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Equity in undistributed earnings of
       subsidiaries                               (662,520)   (338,852)
    Depreciation and amortization                   15,075       6,092
    (Increase) in receivables and other assets     (29,470)     57,879
    Increase in payables                            15,160      (3,800)
  Net cash provided by operating activities     $  (33,633) $   72,288

Cash flows from investing activities:
  Purchase of property and equipment           $(1,599,806) $    (2,800)
  Investment in Bank                            (1,000,000)  (1,620,000)
  Investment in Community Mortgage                  (2,500)     (40,000)
 Net cash used by financing activities         $(2,602,306) $(1,662,800)

Cash flows from financing activities:
  Proceeds from sale of stock                  $     --     $ 4,934,242
  Exercise of warrants/options                     106,455       17,400
Net cash used by financing activities          $   106,455  $ 4,951,642

Net (decrease) in cash and cash equivalents $(2,529,484) $ 3,361,130 Cash and cash equivalents, beginning of
  the year                                       3,619,438      258,308
Cash and cash equivalents, end of year         $ 1,089,954  $ 3,619,438

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

	There has been no occurrence requiring a response to this Item.


PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a)
           of the Exchange Act.

	The directors and executive officers of the Company and the Bank are as follows:

Name                    Position with Company           Position with Bank
Brent F. Eller          Secretary, Treasurer            Director
                        and Class II Director

Jack Ray Ferguson       Class II Director               Director

Edward F. Greene        Class II Director               Director

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

Robert F. Ricketts, DDS Class II Director               Director

Rebecca Ann Sebastian   Class I Director                Director

Joe D. Severt           Class III Director              Director

R. Colin Shoemaker      Class III Director              Director

Ronald S. Shoemaker     President, Chief Executive      Chairman of the Board
                         Officer and Class II Director  President and
                                                        Chief Executive
                                                        Officer

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

	Brent F. Eller, age 58, has served as Secretary and Treasurer of the Company since June 1990. Mr. Eller served as an operations specialist with Lowes Companies, Inc., a retail building materials and home center chain, from 1980 until his retirement in 1994.

	Jack R. Ferguson, age 71, is presently retired. From 1954 to 1985, he served in various capacities with Lowe's Companies, Inc., including most recently as manager of the Hendersonville, North Carolina store.


	Edward F. Greene, age 68, is presently retired. Mr. Greene currently serves as Chairman of the Board of the Bank. From 1954 to 1984, Mr. Greene served in various capacities with Lowes
Companies, Inc., including most recently, Senior Vice President.

	Stephen B. Greene, age 40, has been self-employed as an insurance agent in North Wilkesboro since 1988. From 1987 to 1988, Mr. Greene served as a life insurance salesman and financial planner with McNeill Financial Group and from 1982 to 1987, he served as a life insurance salesman and financial planner with New York Life.

	Gilbert R. Miller, age 68, is presently retired. From 1947 to 1986, Mr. Miller served as President and Chief Executive
Officer of Miller Brothers Lumber Company.

	Dwight E. Pardue, age 69, is presently retired. Mr. Pardue currently serves as Chairman of the Board of the Company. From 1956 to January 1990, Mr. Pardue served in various capacities with Lowes Companies, Inc., including most recently Senior Executive Vice President.

	Robert F. Ricketts, DDS, age 47, is a dentist who has been engaged in private practice in North Wilkesboro since 1976.

	Rebecca Ann Sebastian, age 62, is presently retired.  Ms.
Sebastian served as Media Coordinator at the North Wilkesboro
Elementary School from 1972 until her retirement in 1994.

	Joe D. Severt, age 67, has been retired since 1971.  From
1956 to 1971, Mr. Severt served in various capacities with Lowes
Companies, Inc., including most recently as office and credit manager of its Roanoke, Virginia store.

	R. Colin Shoemaker, age 54, has served as Controller and Officer Manager of Key City Furniture Company, Inc. since 1985.

	Ronald S. Shoemaker, age 57, has served as President of the Company since June 1990, and has been engaged in the organization of the Company and the Bank since February 1990. Mr. Shoemaker served as Senior Vice President and City Executive for Southern National Bank of North Carolina from 1985 to 1988.

	Ronald S. Shoemaker, President and a director of the Company, is the brother of R. Colin Shoemaker, a director of the Company.
Stephen B. Greene is the son of Edward F. Greene, both of whom are directors of both the Company and the Bank.

	Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, certain officers and persons who own more than 10% of the outstanding common stock of the Company, to file with the Securities and Exchange Commission reports of changes in ownership of the common stock of the Company held by such persons. Officers, directors and greater than 10% shareholders are also required to furnish the Company with copies of all forms they file under this regulation. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required, during fiscal 1997, the Company has complied with all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% shareholders, except as follows: R. Colin Shoemaker, Brent F. Eller, Jack R. Ferguson, Rebecca Ann
Sebastian, Robert F. Ricketts, Dwight E. Pardue, Gilbert R.
Miller, Rebecca Lowe, Edward F. Greene, Stephen B. Greene and Joe
D. Severt each had a late filing relating to the grant of non-employee director options in July 1997. In addition, Edward F. Greene failed to file on a timely basis one report relating to one transaction, and Stephen B. Greene failed to file on a timely basis three reports relating to a total of three transactions.

Item 10.  Executive Compensation.

	The following table provides certain summary information for the fiscal years ended December 31, 1997, 1996 and 1995 concerning compensation paid or accrued by the Company to or on behalf of the Company's Chief Executive Officer. None of the other executive officers of the Company had total annual salary and bonus which exceeded $100,000 during the last fiscal year.

Summary Compensation Table
                                                       Long-term
                                                      Compensation
Name and                                    Other      Number of
Principal                                   Annual      Options    All Other
Position             Year   Salary  Bonus    Comp       Awarded      Comp(2)
Ronald S. Shoemaker, 1997  $89,406 $18,000  $13,462(1)   10,000     $4,470
President &          1996   88,830  18,000   11,659(1)   10,264      4,333
Chief Executive      1995   79,443  18,000     --         7,332      4,112
Officer

_____________
(1)	Includes an annual automobile allowance of $6,600 and disability insurance premiums of $3,940
	and $3,184 paid by the Company in 1997 and 1996, respectively.
(2)	Represents the Company's matching contribution under its 401(k)
Plan.

	Currently, the directors of the Company receive no cash compensation for their services. Each of the Company's outside directors receives an automatic annual grant of options to purchase 2,000 shares of Common Stock of the Company on each July 1, provided that such director has served on the Board of Directors of the Company during the twelve month period immediately preceding the option grant. All new directors will also receive an option to purchase 2,000 shares of Common Stock upon their election to the Board of Directors of the Company.

Employment Agreement

	In February 1995, the Company entered into an Employment Agreement with Ronald S. Shoemaker, pursuant to which Mr. Shoemaker serves as President and Chief Executive Officer of the Company and the Bank. The Employment Agreement is for a term of five years, provided, however, that during each of the first five years, an additional year will be added to the term of the agreement, so that the Employment Agreement will expire on February 1, 2005. The Employment Agreement provides for an annual base salary of $84,000 and bonuses to be determined in the discretion of the Board of Directors. Mr. Shoemaker has also been granted an option to purchase 40,000 shares of Common Stock of the Company, exercisable over a term of ten years at an exercise price of $10.00 per share. The Employment Agreement requires the Bank to maintain a key man life insurance policy on Mr. Shoemaker in the amount of $500,000. The Employment Agreement provides for certain severance payments to be paid to Mr. Shoemaker in the event of a change of control of the Company. In the event of a change in control, if Mr. Shoemaker cannot reach agreement with respect to his employment arrangements following such change in control, Mr. Shoemaker will be entitled to receive a lump sum cash payment equal to $300,000. In addition, in the event Mr. Shoemaker is terminated by the Company without cause, he will receive during the balance of his term of employment the annual base salary which would otherwise be payable to Mr. Shoemaker had he remained in the employ of the Company.
	The Employment Agreement contains noncompete provisions, effective through the actual date of termination of the Employment Agreement and for a period of one year thereafter in the event Mr. Shoemaker terminates his employment with the Company. The noncompete provisions of the Employment Agreement may not be enforceable under North Carolina law if judicially deemed to be unreasonable.

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

	The following table provides certain information concerning individual grants of stock options under the Plan made during the fiscal year ended December 31, 1997, to Ronald S. Shoemaker:

                 Option Grants in Last Fiscal Year

                        Individual Grants

                 Number of      Options
                 Securities     Granted to
                 Underlying     Employees       Exercise or
                 Options        in Fiscal       Base Price      Expiration
Name             Granted (1)    Year            ($ per share)   Date
Ronald S.
  Shoemaker       10,000         16.1%            $10.00          01/01/07

____________________________
(1)	Options vest immediately.

	The following table presents information regarding the value of unexercised options and warrants held at December 31, 1997 by
Ronald S. Shoemaker.  No stock options or warrants were exercised by Mr. Shoemaker and there were no SARs outstanding during fiscal
1997.
                               Number of
                          Unexercised Options   Value of Unexercised
                              at FY-End         In-the-Money Options
                                 #                  at FY-End(1)
                             Exercisable/           Exercisable/
Name                        Unexercisable           Unexercisable

Ronald S. Shoemaker             57,096(2)/0          $475,326/$0


__________________

	(1)	Dollar values calculated by determining the difference
between the estimated fair market value of the Company's
Common Stock at December 31, 1997 ($16.00) and the exercise price of such options.

	(2)	Includes 9,500 stock purchase warrants granted in
connection with the Company's initial stock offering.

Item 11.  Security Ownership of Certain Beneficial Owners and
Management.

	The following table sets forth certain information as of March 15, 1998 with respect to ownership of the outstanding Common Stock of the Company by (i) all persons known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock of the Company, (ii) each director of the Company, and (iii) all executive officers and directors of the Company as a group.

                                           Amount and
                                           Nature of       Percent of
                                           Beneficial     Outstanding
Beneficial Owner                           Ownership (1)    Shares

Brent F. Eller (2)...........................   27,524           2.1%
Jack R. Ferguson (3).......................     74,738           5.6
Edward F. Greene (4)......................      276,226         20.2
Stephen B. Greene (5)......................     133,726          9.8
Gilbert R. Miller (6)........................   66,828           5.0
Dwight E. Pardue (7).......................     84,096           6.0
Robert F. Ricketts, DDS (8)..............       45,786           3.5
Rebecca Ann Sebastian (9)................       64,310           4.8
Joe D. Severt (10)...........................   278,226         20.4
R. Colin Shoemaker (11)...................      21,424           1.0
Ronald S. Shoemaker (12).................       79,696           5.8
All executive officers and directors
  as a group (11 persons)..................	1,137,130	    64.3

_______________

(1)	Except as otherwise indicated, each person named in this table possesses sole voting and investment power with respect to the shares beneficially owned by such person. "Beneficial
Ownership" includes shares for which an individual, directly or indirectly, has or shares voting or investment power or both and also includes warrants and options which are exercisable within sixty days of the date hereof. Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934. The percentages are based upon 1,298,756 shares outstanding, except for certain parties who hold presently exercisable warrants or options to purchase shares. The percentages for those parties who hold presently exercisable warrants or options are based upon the sum of 1,298,756 shares plus the number of shares subject to presently exercisable warrants or options held by them, as indicated in the following notes.

(2)	Includes 8,724 shares subject to presently exercisable stock purchase warrants granted in connection with the Company's initial stock offering and 8,000 shares subject to presently exercisable stock options. Of the 27,524 shares beneficially owned by Mr. Eller, 8,800 are owned jointly with his wife and 2,000 are owned by his IRA.

(3)	Includes 31,538 shares subject to presently exercisable stock purchase warrants granted in connection with the Company's initial stock offering and 8,000 shares subject to presently exercisable stock options. Of the 74,738 shares beneficially owned by Mr. Ferguson, 33,200 shares are owned by Mr. Ferguson jointly with his spouse and 2,000 shares are held by the Ferguson Educational Trust. Mr. Ferguson's address is 71
Beaverdam Road, Candler, North Carolina 28715.

(4)	Includes 1,600 shares held by a corporation in which Mr.
Greene has a 50% ownership interest, 800 shares owned by Mr. Greene's wife, 62,226 shares subject to presently exercisable stock purchase warrants granted in connection with the Company's initial stock offering and 8,000 shares subject to presently exercisable stock options. Mr. Greene's address is 216 Fairway Lane, Wilkesboro, North Carolina 28697.

(5)	Includes 62,226 shares subject to presently exercisable stock purchase warrants granted in connection with the Company's initial stock offering and 8,000 shares subject to presently exercisable stock options. Mr. Greene's address is P.O. Box
1943, North Wilkesboro, North Carolina 28659.

(6)	Includes 20,190 shares subject to presently exercisable stock purchase warrants granted in connection with the Company's initial stock offering and 8,000 shares subject to presently exercisable stock options Shares are owned by Mr. Miller jointly with his spouse.

(7)	Includes 34,096 shares subject to presently exercisable stock purchase warrants granted in connection with the Company's initial stock offering and 8,000 shares subject to presently exercisable stock options. Mr. Pardue's address is 817
Country Club Rd. Ext., Wilkesboro, North Carolina 28697.

(8)	Includes 12,786 shares subject to presently exercisable stock purchase warrants granted in connection with the Company's initial stock offering and 8,000 shares subject to presently exercisable stock options.

(9)	Includes 21,310 shares subject to presently exercisable stock purchase warrants granted in connection with the Company's initial stock offering and 8,000 shares subject to presently exercisable stock options and 5,000 shares held jointly with a relative.

(10)	Includes 1,600 shares held by a corporation in which Mr.
Severt has a 50% ownership interest, 62,226 shares subject to presently exercisable stock purchase warrants granted in connection with the Company's initial stock offering and 8,000 shares subject to presently exercisable stock options. Mr. Severt's address is 4460 North Carolina Highway 163, West Jefferson, North Carolina 28694.

(11)	Includes 5,824 shares subject to presently exercisable
stock purchase warrants granted in connection with the Company's initial stock offering and 8,000 shares subject to presently exercisable stock options. Of the 21,424 shares beneficially owned by Mr. Shoemaker, 4,180 shares are owned jointly with his wife, 1,210 shares are owned by Mr. Shoemaker's IRA and 1,210 shares are owned by his wife's IRA.

(12)	Includes 9,500 shares subject to presently exercisable
stock purchase warrants granted in connection with the Company's initial stock offering and 57,596 shares subject to presently exercisable stock options. Mr. Shoemaker's address is 924 Pleasant Home Church Road, Miller's Creek, North
Carolina 28651.

Item 12.  Certain Relationships and Related Transactions.

	On June 27, 1991, the Company entered into a Lease Agreement with Edward F. Greene and his wife, Frances C. Greene to lease an approximately 1,700 square foot facility in Wilkesboro, North Carolina. On June 27, 1996, this Lease Agreement expired and the Bank entered into a New Lease Agreement with Mr. and Mrs. Greene to lease the same facility. On November 17, 1993, the Company also entered into a lease agreement with Edward F. Greene and Joe
D. Severt to lease an approximately 1,100 square foot facility in North Wilkesboro, North Carolina. See "Item 2. Properties."
Lease payments by the Company pursuant to these agreements, including property taxes, totalled $72,949 during 1997 and $72,110 during 1996. Edward F. Greene and Joe D. Severt are directors of both the Company and the Bank.

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

Item 13.  Exhibits and Reports on Form 8-K.

	(a) Exhibits. The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from either (i) a Registration Statement on Form S-1 under the Securities Act of 1933 for the Company, Registration Number 33-36512 (referred to as "S-1"), (ii) the Annual Report on Form 10-K of the Company for the year ended December 31, 1991 (referred to as "1991 10-K"), (iii) the Annual Report on Form 10-KSB of the Company for the year ended December 31, 1993 (referred to as "1993 10-K"), (iv) the Quarterly Report on Form 10-KSB of the Company for the quarter ended September 30, 1995 (referred to as "10-Q"), (v) a Registration Statement on Form S-2 under the Securities Act of 1933 for the Company, Registration Number 33-99416 (referred to as "S-2") or
(vi) the Annual Report on Form 10-KSB for the year ended December 31, 1996 (referred to as "1996 10-K"). The exhibit numbers correspond to the exhibit numbers in the referenced document.


Exhibit No.                  Description of Exhibit

        *3.1    -       Articles of Incorporation dated June 11, 1990 (S-1).

        *3.2    -       Articles of Amendment dated August 21, 1990 (S-1).

	*3.2.1	-	Articles of Amendment dated November 13, 1995 (10-Q).

        *3.3    -       Bylaws adopted August 4, 1989(S-1).

        *10.4   -       Lease Agreement dated June 27, 1991 by and between
                        Registrant and Edward F. and Frances C. Greene, for facility located in Wilkesboro, North Carolina
                        (1991 10-K).

	*10.5	-	Lease Agreement dated November 17, 1993 by and
                        between Registrant and Edward F. Greene
                        and Joe D. Severt for facility located in North
                        Wilkesboro, North Carolina (1993 10-K).

	*10.6	-	Employment Agreement, dated February 1, 1995, by
                        and among Community Bancshares, Inc., Wilkes
                        National Bank and Ronald S. Shoemaker (S-2).

        *10.7   -       Lease Agreement dated February 25, 1997 by and
                        between Wilkes National Bank and Edward F. and
                        Francis C. Greene, for facility located at 1600
                        Curtis Bridge Road, Wilkesboro, North Carolina
                        (1996 10-K).

	 *21.1	-	Subsidiaries of the Registrant.  (1996 10-K).

	  23.1	-	Consent of Francis & Co.

	  27.1	-	Financial Data Sheet (for SEC use only).

	(b) Reports on Form 8-K. No reports on Form 8-K were required to be filed for the fourth quarter of 1997.

SIGNATURES


	Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

						COMMUNITY BANCSHARES, INC.



Dated:  March 19, 1998			By:   /s/ Ronald S.
Shoemaker
					     Ronald S. Shoemaker
					     President and Chief Executive
Officer (chief
					     executive, financial and
accounting officer)

	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

	             Signature				  Date


  /s/ Brent F. Eller            March 19,1998
   BRENT F. ELLER
   Secretary, Treasurer and Class I Director


  /s/ Jack R. Ferguson          March 19,1998
   JACK R. FERGUSON
   Class II Director


  /s/ Edward F. Greene          March 19, 1998
   EDWARD F. GREENE
   Class II Director


  /s/ Stephen R. Greene		March 19, 1998
   STEPHEN B. GREENE
   Class I Director


  /s/ Gilbert R. Miller          March 19, 1998
   GILBERT R. MILLER
   Class I Director
[SIGNATURES CONTINUED ON NEXT PAGE

                     Signature	          	     Date


  /s/ Dwight E. Pardue           March 19, 1998
   DWIGHT E. PARDUE
   Class III Director


  /s/ Robert F. Ricketts, D.D.S. March 19, 1998
   ROBERT F. RICKETTS, D.D.S.
   Class II Director


  /s/ Rebecca Ann Sebastian      March 19, 1998
   REBECCA ANN SEBASTIAN
   Class I Director


  /s/ Joe D. Severt              March 19, 1998
   JOE D. SEVERT
   Class III Director


  /s/ R. Colin Shoemaker         March 19, 1998
   R. COLIN SHOEMAKER
   Class III Director


  /s/ Ronald S. Shoemaker        March 19, 1998
   RONALD S. SHOEMAKER
   President and Class III Director





EXHIBIT INDEX


Exhibit 	Sequential
Number	Description of Exhibit	 Page  No.

23.1		Consent of Francis & Co.

27.1		Financial Data Schedule (for SEC use only)


	EXHIBIT 23.1








INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference into the Form S-8 Registration Statement of Community Banchares, Inc. of our report dated March 17, 1998, appearing in the Annual Report on Form 10-KSB of Community Bancshares, Inc. for the year ended December 31, 1997.

							/s/ Francis & Co., CPAs





Atlanta, Georgia
March 30, 1998

Exhibit 27.1

Financial Data Schedule Submitted Under Item 601(a)(27) of Regulation S-B

This schedule contains summary financial information extracted from Community Bancshares, Inc. unaudited consolidated financial statements for the period ended December 31, 1997 and is qualified in its entirety by reference to such financial statements.

Item Number    Item Description                    Amount

  9-03(1)        Cash and due from banks           $ 2,534,421
  9-03(2)        Interest bearing deposits                   0
  9-03(3)        Federal funds sold - purchased
                  securities for sale                 1,500,000
  9-03(4)        Trading account assets                      0
  9-03(6)        Investment and mortgage backed
                  securities held for sale          13,592,071
  9-03(6)        Investment and mortgage backed
                  securities held to maturity -
                  carrying value                     3,627,805
  9-03(6)        Investment and mortgage backed
                  securities held to maturity -
                  market value                       3,644,394
  9-03(7)        Loans                              70,227,397
  9-03(7)(2)     Allowance for losses                1,033,393
  9-03(11)       Total assets                       93,075,657
  9-03(12)       Deposits                           81,779,564
  9-03(13)       Short-term borrowings                       0
  9-03(15)       Other liabilities                   1,191,085
  9-03(16)       Long-term debt                              0
  9-03(19)       Preferred stock -
                  mandatory redemption                       0
  9-03(20)       Preferred stock -
                  no mandatory redemption                    0
  9-03(21)       Common stock                        3,891,468
  9-03(22)       Other stockholders' equity          6,213,540
  9-03(23)       Total liabilities and
                  stockholders' equity              93,075,657
  9-04(1)        Interest and fees on loans          6,138,953
  9-04(2)        Interest and dividends
                  on investments                     1,124,639
  9-04(4)        Other interest income                       0
  9-04(5)        Total interest income               7,263,592
  9-04(6)        Interest on deposits                3,658,349
  9-04(9)        Total interest expense              3,672,935
  9-04(10)       Net interest income                 3,590,657
  9-04(11)       Provision for loan losses             485,000
  9-04(13)(h)    Investment securities gains/losses     (4,618)
  9-04(14)       Other expenses                      2,347,494
  9-04(15)       Income/loss before income tax       1,223,984

Item Number      Item Description                    Amount

  9-04(17)       Income/loss before
                  extraordinary items                1,223,984
  9-04(18)       Extraordinary items, less tax               0
  9-04(19)       Cumulative change in
                  accounting principles                      0
  9-04(20)       Net income or loss                    628,122
  9-04(21)       Earnings per share - primary              .49
  9-04(21)       Earnings per share - fully diluted        .40



  I.B.5.         Net yield - interest earning
                  assets - actual                         4.52%
  III.C.1(a)     Loans on non-accrual                   95,501
  III.C.1(b)     Accruing loans past due
                  90 days or more                            0
  III.C.1(c)     Troubled debt restructuring                 0
  III.C.2.       Potential problem loans               645,690
  IV.A.1         Allowance for loan losses -
                  beginning of period                  619,133
  IV.A.2         Total chargeoffs                       83,110
  IV.A.3         Total recoveries                       12,370
  IV.A.4         Allowance for loan losses -
                  end of period                      1,033,393
  IV.B.1         Loan loss allowance allocated to
                  domestic loans                     1,014,000
  IV.B.2         Loan loss allowance allocated to
                  foreign loans                              0
  IV.B.3         Loan loss allowance - unallocated      19,393