Form 10QSB
period 1998-03-31
COMMUNITY BANCSHARES INC /NC/
filed 1998-05-15
CIK 867241

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549
                  ---------------------------
                         FORM 10-QSB

(Mark One)

 X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934
	For the quarterly period ended March 31, 1998.

                              OR

  	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934
	For the transition period from               to

                  Commission File No. 0-22517

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

	Common stock, $3.00 par value per share 1,445,584 shares issued and outstanding as of May 13, 1998.

                         (Page 1 of 14)

PART I - FINANCIAL INFORMATION
	Item 1.  Financial Statements

	COMMUNITY BANCSHARES, INC.
	Wilkesboro, North Carolina
	Consolidated Balance Sheets

	ASSETS
                                       March 31,    December 31,
                                         1998          1997
                                      (Unaudited)   (Unaudited)
Cash and due from banks              $  2,895,896    $ 2,534,421
Federal funds sold                      4,050,000      1,500,000
  Total cash and cash equivalents    $  6,945,896    $ 4,034,421
Securities:
 Available-for-sale,
  at estimated market values           18,150,205     13,592,071
 Held-to-maturity (Estimated market
  values of $3,803,851 (03-31-98)
  and $3,644,394 (12-31-97)             3,783,626      3,627,805
Loans, net                             69,004,364     69,194,004
Property and equipment                  1,816,478      1,806,059
Goodwill                                   24,980         26,645
Other assets                              930,889        794,652
  Total Assets                       $100,656,438    $93,075,657

	LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits
 Non-interest bearing deposits       $  5,072,777    $ 5,910,213
 Interest bearing deposits             84,103,615     75,869,351
  Total deposits                     $ 89,176,392    $81,779,564
Other liabilities                       1,129,714      1,191,085
  Total Liabilities                  $ 90,306,106    $82,970,649

Commitments & Contingencies

Shareholders' Equity:
Common stock - $3.00 par value,
 10 million shares authorized;
 1,298,756 and 1,297,156
 shares issued and outstanding
 at March 31, 1998 and
 December 31, 1997, respectively     $  3,896,268    $ 3,891,468
Paid-in-capital                         5,389,623      5,380,223
Retained earnings                       1,024,521        791,381
Unrealized gain on
 securities available-for-sale             39,920         41,936
  Total Shareholders' Equity         $ 10,350,332    $10,105,008
  Total Liabilities
   and Shareholders' Equity          $100,656,438    $93,075,657
	Refer to notes to the consolidated financial statements.

	COMMUNITY BANCSHARES, INC.
	Wilkesboro, North Carolina
	Consolidated Income Statements
	(Unaudited)



                                             For the quarter
                                             ended March 31,
                                            1998         1997

Interest and fees
 on loans and investments               $2,140,821    $1,638,700
Interest expense                         1,062,706       815,315
Net interest income                     $1,078,115    $  823,385

Provision for possible loan losses         105,000       125,000

  Net interest income after
   provision for possible loan losses   $  973,115    $  698,385

Other income:
 Service fees and other charges         $   60,120    $   35,453
 Gain on sale of assets                     34,954          - -
 Gain on sale of securities                   - -            643
  Total other income                    $   95,074    $   36,096

Operating expenses:
 Salaries and benefits                  $  344,305    $  233,030
 Legal and professional                     62,979        18,321
 Depreciation                               19,290        12,420
 Amortization                                1,665         3,671
 Courier and postage                        24,864        13,545
 Rent and land lease expense                23,318        23,044
 Data processing                            41,649        31,160
 Other operating expenses                  148,078       110,517
  Total operating expenses              $  666,148    $  445,708

Net income before taxes                 $  402,041    $  288,773

Income taxes                               168,900       128,620

Net income                              $  233,141    $  160,153

Basic income per share                  $      .18    $      .11

Diluted income per share                $      .15    $      .10




	Refer to notes to the consolidated financial statements.

	COMMUNITY BANCSHARES, INC.
	Wilkesboro, North Carolina
	Consolidated Statements of Cash Flows
	(Unaudited)

                                                   Three Months Ended
                                                       March 31,
                                                  1998            1997

Cash flows from operating activities:        $   154,265     $    75,172

Cash flows from Investing Activities:
  Purchase of fixed assets                       (29,709)       (276,914)
  Decrease in loans                               84,640      (5,964,362)
  Securities:  Available-for-sale
   Sale of securities                               - -          764,336
   Purchase of securities                     (5,542,928)       (757,310)
   Maturity and paydowns                         990,000         504,875
  Securities:  Held-to-maturity
   Purchase of securities                       (538,462)           - -
   Maturity and paydowns                         382,641         612,350
Net cash used in investing activities        $(4,653,818)    $(5,117,025)

Cash flows from Financing Activities:
  Increase in deposits                       $ 7,396,828     $ 3,757,952
  Exercise of warrants/options                    14,200          19,700
Cash provided from financing activities        7,411,028     $ 3,777,652

Net increase in cash and cash equivalents    $ 2,911,475     $(1,264,201)
Cash and cash equivalents,
 beginning of period                           4,034,421       4,213,882
Cash and cash equivalents, end of period     $ 6,945,896     $ 2,949,681



















	Refer to notes to the consolidated financial statements.

	COMMUNITY BANCSHARES, INC.
	Wilkesboro, North Carolina
	Notes to Consolidated Financial Statements (Unaudited)
	March 31, 1998


Note 1 - Basis of Presentation

	The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 1997.


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

	As of March 31, 1998 and December 31, 1997, there were 1,298,756 and 1,297,156 shares of common stock outstanding, respectively.

	The Company offered warrants to its organizers and to a group of initial subscribers. Each warrant, when surrendered with $5.50 to the Company, is convertible into one share of common stock. The warrants expire ten years from January 17, 1992. At March 31, 1998 and December 31, 1997, there were 382,264 and 382,664 warrants outstanding, respectively. The Company also has a stock option plan with 167,296 and 168,496 options outstanding at March 31, 1998 and December 31, 1997, respectively.

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

	Investment Securities. The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investment in Debt and Equity Securities" ("SFAS 115"). SFAS 115 requires investments in equity and debt securities to be classified into three categories:

	1.Held-to-maturity securities: These are securities which the Company has the ability and intent to hold until maturity. These securities are stated at cost, adjusted for amortization of premiums and the accretion of discounts.

	2.Trading securities: These are securities which are bought and held principally for the purpose of selling in the near future.
          Trading securities are reported at fair market value, and related unrealized gains and losses are recognized in the income statement. As of December 31, 1997 and March 31, 1998, the
          Company had no securities in this category.

	3.Available-for-sale securities: These are securities which are not classified as either held-to-maturity or as trading securities. These securities are reported at fair market value. Unrealized gains and losses are reported, net of tax, as separate components of shareholders' equity. Unrealized gains and losses are excluded from the income statement.

	A decline below cost in the fair value of any available-for sale or held-to-maturity security that is deemed other than temporary, results in a charge to income and the establishment of a new cost basis for the security.

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

	Accrual of interest on loans is discontinued either when reasonable doubt exists as to the full or timely collection of interest or principal or when a loan becomes contractually past due by 90 days or more with respect to interest or principal. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. Loans are returned to accrual status only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.

	The Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS 118, "Accounting for Impairment of a Loan - Income Recognition and Disclosure".
These standards require impaired loans to be measured based on the present value of expected future cash flows discounted at the loan's original effective interest rate, or at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the note agreement. Cash receipts on impaired loans which are accruing interest are applied to principal and interest under the contractual terms of the loan agreement. Cash receipts on impaired loans for which the accrual of interest has been discontinued are applied to reduce the principal amount of such loans until the principal has been recovered and are recognized as interest income thereafter.

	Allowance for Possible Loan Losses. The allowance for loan losses is established through provisions charged to operations. Such provisions are based on management's evaluation of the loan portfolio under current economic conditions, past loan loss experience, adequacy of underlying collateral, changes in the nature and volume of the loan portfolio, review of specific problem loans, and such other factors which, in management's judgment, deserve recognition in estimating loan losses. Loans are charged-off when, in the opinion of management, such loans are deemed to be uncollectible. Subsequent recoveries are added to the allowance.

	Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses of loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination.

	Property and Equipment. Building, furniture and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight line method over the estimated useful lives of the related assets. Maintenance and repairs are charged to operations, while major improvements are capitalized. Upon retirement, sale or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts, and gain or loss is included in income from operations.

	Income Taxes. The consolidated financial statements have been prepared on the accrual basis. When income and expenses are recognized in different periods for financial reporting purposes and for purposes of computing income taxes currently payable, deferred taxes are provided on such temporary differences. The Company files a consolidated income tax return. Taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. Under
SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

	Statement of Cash Flows. For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased or sold for one day periods.

	Earnings Per Share ("EPS"). The Company adopted Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 establishes standards for computing and presenting EPS. Because the Company has a complex capital structure, it is required to report: (i) basic EPS and
(ii) diluted EPS. Basic EPS is defined as the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted EPS is defined as the amount of earnings available both to each share of common stock outstanding during the reporting period and to each share that would have been outstanding assuming the issuance of common stock for all dilutive potential common stock outstanding during the reporting period.

	Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed assuming the conversion of all warrants and options.

For the three-month period ended March 31, 1998, basic and diluted EPS amounted to $.18 and $.15, respectively. For the three-month period ended March 31, 1997, basic and diluted EPS amounted to $.11 and $.10, respectively.

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

Total assets increased by $7.6 million to $100.7 million during the three-month period ended March 31, 1998. The increase was generated primarily through a $7.4 million increase in deposits and a $.2 million increase in retained earnings. These funds were utilized to expand the securities portfolio by $4.7 million and increase federal funds sold and other assets by $2.6 million and $.2 million, respectively.

Liquidity and Sources of Capital

Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The March 31, 1998 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $6.9 million, representing 6.9% of total assets. Investment securities, which amounted to $21.9 million or 21.8% of total assets, provide a secondary source of liquidity because they can be converted into cash in a timely manner. The subsidiary Bank is a member of the Federal Reserve System and is maintaining relationships with several correspondent banks and, thus, could obtain funds on short notice. In addition, subsequent to March 31, 1998, 146,828 warrants were exercised for $807,554. These funds represent additional capital for the Company and will enhance its liquidity position. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities, so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. There are no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way. The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital requirements by the Bank's primary regulator, the Office of the Comptroller of the Currency.

                            Bank's       Minimum required
                        March 31, 1998    by regulator
Leverage ratio                8.0%             4.0%
Risk weighted ratio          11.6%             8.0%

With respect to the leverage ratio, the regulator expects a minimum of 5.0% to 6.0% ratio for banks that are not rated CAMEL 1. Although the Bank is not rated CAMEL 1, its leverage ratio of 8.0% is well above the required minimum.


Results of Operations

Net income for the three-month period ended March 31, 1998 amounted to $233,141, or $.15 per diluted share. For the three-month period ended March 31, 1997, net income amounted $160,153, or $.10 per diluted share. The following four items are of significance when one compares the March 31, 1998 results to those of March 31, 1997.

a. Net interest income, which represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities, has increased from $823,385 for the three-month period ended March 31, 1997 to $1,078,115 for the same period one year later, representing an increase of $254,730, or 30.9%. This increase was attained primarily because of a $17.8 million increase in average earning assets, from $74.2 million for the three-month period ended March 31, 1997 to $92.0 million for the three-month period ended March 31, 1998.

b.	The net interest yield, defined as net interest income divided by average interest earning assets, has increased from 4.4% for the three-month period ended March 31, 1997 to 4.7% for the three-month period ended March 31, 1998. Below is pertinent information concerning the yield on earning assets and the cost of funds as of March 31, 1998.

                 Avg. Assets/       Interest           Yield/
Description      Liabilities     Income/Expense         Cost
Federal funds    $ 3,629,436       $   48,613           5.36%
Securities        18,438,714          298,939           6.49%
Loans             69,947,550        1,793,269          10.25%
  Total          $92,015,700       $2,140,821           9.31%

Transactional
 accounts        $14,728,554       $  128,814           3.50%
Savings            2,991,546           22,063           2.95%
CD's              61,668,208          911,829           5.91%
  Total          $79,388,308       $1,062,706           5.35%

Net interest income                $1,078,115

Net yield on earning assets                             4.69%

c.	Total non-interest income has increased from $36,096 for the three month period ended March 31, 1997 to $95,074 for the three-month period ended March 31, 1998. If one excludes a $34,954 gain on sale of assets, non-interest income for the three-month period ended March 31, 1998 would have been $24,024 or 66.5% higher than non-interest income during the three-month period ended March 31, 1997. The increase is attributable primarily to higher volumes and fees with respect to transactional accounts.

d.	For the three-month period ended March 31, 1998, operating expenses amounted to $666,148 representing an annualized 2.8% of average assets. By comparison, for the three-month period ended March 31, 1997, operating expenses amounted to $445,708, representing an annualized 2.4% of average assets. The increase in operating expense during 1998 is attributed mainly to salaries, benefits and professional fees.

During the three-month period ended March 31, 1998, the allowance for loan losses has grown from $1,033,393 to $1,056,284. The allowance for loan losses as a percentage of gross loans increased from 1.47% at December 31, 1997 to 1.51% at March 31, 1998. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

The Company is not aware of any current recommendation by the regulatory authorities which, if they were to be implemented, would have a material effect on the Company's liquidity, capital resources, or results of operations.


	PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

        a)  Exhibits.
            27.1 - Financial data schedule (for SEC use only).

        (b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended March 31, 1998.

                           SIGNATURES


	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             COMMUNITY BANCSHARES, INC.
                             (Registrant)


Date: May 13, 1998       BY:  /s/ Ronald S. Shoemaker
                             Ronald S. Shoemaker
                             President and Chief Executive Officer
                             (Principal Executive, Financial
                              and Accounting Officer)


Financial Data Schedule Submitted Under Item 601(a)(27) of Regulation S-B

This schedule contains summary financial information extracted from Community Bancshares, Inc. unaudited consolidated financial statements for the periods ended March 31, 1998 and 1997 and is qualified in its entirety by reference to such financial statements.

Item Number    Item Description                    Amount
                                                    March 31,
                                                1998         1997
9-03(1)     Cash and due from banks        $  2,895,896  $ 1,479,681
9-03(2)     Interest bearing deposits                 0            0
9-03(3)     Federal funds sold - purchased
             securities for sale              4,050,000    1,470,000
9-03(4)     Trading account assets                    0            0
9-03(6)     Investment and mortgage backed
             securities held for sale        18,150,205   10,954,616
9-03(6)     Investment and mortgage backed
             securities held to maturity -
             carrying value                   3,783,626    4,802,486
9-03(6)     Investment and mortgage backed
             securities held to maturity -
             market value                     3,803,851    4,753,341
9-03(7)     Loans                            70,060,648   58,626,060
9-03(7)(2)  Allowance for losses              1,056,284      744,265
9-03(11)    Total assets                    100,656,438   78,626,096
9-03(12)    Deposits                         89,176,392   68,213,129
9-03(13)    Short-term borrowings                     0            0
9-03(15)    Other liabilities                 1,129,714      957,260
9-03(16)    Long-term debt                            0            0
9-03(19)    Preferred stock -
             mandatory redemption                     0            0
9-03(20)    Preferred stock -
             no mandatory redemption                  0            0
9-03(21)    Common stock                      3,896,268    3,860,658
9-03(22)    Other stockholders' equity        6,454,064    5,595,049
9-03(23)    Total liabilities and
             stockholders' equity           100,656,438   78,626,096
9-04(1)     Interest and fees on loans        1,793,269    1,365,310
9-04(2)     Interest and dividends
             on investments                     347,552      273,390
9-04(4)     Other interest income                     0            0
9-04(5)     Total interest income             2,140,821    1,638,700
9-04(6)     Interest on deposits              1,062,706      807,387
9-04(9)     Total interest expense            1,062,706      815,315
9-04(10)    Net interest income               1,078,115      823,385
9-04(11)    Provision for loan losses           105,000      125,000
9-04(13)(h) Investment securities gains/losses        0          643
9-04(14)    Other expenses                      666,148      445,708
9-04(15)    Income/loss before income tax       402,041      288,773


Item Number      Item Description                    Amount
                                                    March 31,
                                                1998         1997
9-04(17)    Income/loss before
             extraordinary items           $    402,041  $   288,773
9-04(18)    Extraordinary items, less tax             0            0
9-04(19)    Cumulative change in
             accounting principles                    0            0
9-04(20)    Net income or loss                  233,141      160,153
9-04(21)    Earnings per share - basic              .18          .11
9-04(21)    Earnings per share - diluted            .15          .10

I.B.5.      Net yield - interest earning
             assets - actual                       4.69%        4.44%
III.C.1(a)  Loans on non-accrual                  2,485      108,634
III.C.1(b)  Accruing loans past due
             90 days or more                     17,113       16,222
III.C.1(c)  Troubled debt restructuring               0            0
III.C.2.    Potential problem loans           1,446,000      108,634
IV.A.1      Allowance for loan losses -
             beginning of period              1,033,393      619,133
IV.A.2      Total chargeoffs                     85,111        4,416
IV.A.3      Total recoveries                      3,002        4,548
IV.A.4      Allowance for loan losses -
             end of period                    1,056,284      744,265
IV.B.1      Loan loss allowance allocated to
             domestic loans                   1,045,000      735,000
IV.B.2      Loan loss allowance allocated to
             foreign loans                            0            0
IV.B.3      Loan loss allowance - unallocated    11,284        9,265