Form 10QSB
period 1998-06-30
COMMUNITY BANCSHARES INC /NC/
filed 1998-08-14
CIK 867241

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549
                  ---------------------------
                         FORM 10-QSB

(Mark One)

 X	 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
  	 EXCHANGE ACT OF 1934
	 For the quarterly period ended June 30, 1998.

                              OR

   	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
   	SECURITIES EXCHANGE ACT OF 1934
   	For the transition period from               to

                  Commission File No. 000-22517

                COMMUNITY BANCSHARES, INC.
(Exact name of small business issuer as specified in its charter)


    North Carolina                        56-1693841
(State of Incorporation)   (I.R.S. Employer Identification No.)

  1600 Curtis Bridge Road  Wilkesboro, North Carolina  28697
(Address of Principal Executive Offices)

                          (336) 838-4100
(Issuer's Telephone Number, Including Area Code)

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

	Common stock, $3.00 par value per share 1,445,984 shares issued and outstanding as of August 11, 1998.

	Transitional Small Business Disclosure Format (Check one):

                    Yes               No  X

                         (Page 1 of 17)

PART I - FINANCIAL INFORMATION

	Item 1.  Financial Statements


                  	COMMUNITY BANCSHARES, INC.
                  	Wilkesboro, North Carolina
                  	Consolidated Balance Sheets

ASSETS:
                                       June 30,     December 31,
                                         1998          1997
                                      (Unaudited)   (Unaudited)
Cash and due from banks              $  3,823,091    $ 2,534,421
Federal funds sold                           - -       1,500,000
  Total cash and cash equivalents    $  3,823,091    $ 4,034,421
Securities:
 Available-for-sale,
  at estimated market values           18,451,704     13,592,071
 Held-to-maturity (Estimated market
  values of $3,415,000 (06-30-98))
  and $3,644,394 (12-31-97)             3,406,000      3,627,805
Loans, net                             70,481,923     69,194,004
Property and equipment                  1,840,137      1,806,059
Goodwill                                   23,315         26,645
Other assets                              933,999        794,652
  Total Assets                       $ 98,960,169    $93,075,657

	LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits
 Non-interest bearing deposits       $  5,544,594    $ 5,910,213
 Interest bearing deposits             80,878,745     75,869,351
  Total deposits                     $ 86,423,339    $81,779,564
Other liabilities                       1,167,751      1,191,085
  Total Liabilities                  $ 87,591,090    $82,970,649

Commitments & Contingencies

Shareholders' Equity:
Common stock - $3.00 par value,
 10 million shares authorized;
 1,445,584 and 1,297,156
 shares issued and outstanding
 at June 30, 1998 and
 December 31, 1997, respectively     $  4,336,752    $ 3,891,468
Paid-in-capital                         5,756,693      5,380,223
Retained earnings                       1,242,727        791,381
Unrealized gain on
 securities available-for-sale             32,907         41,936
  Total Shareholders' Equity         $ 11,369,079    $10,105,008
  Total Liabilities
   and Shareholders' Equity          $ 98,960,169    $93,075,657

	Refer to notes to the consolidated financial statements.


                  	COMMUNITY BANCSHARES, INC.
                  	Wilkesboro, North Carolina
                      	Income Statements
                        	(Unaudited)

                                            For the six months
                                              ended June 30,
                                             1998         1997
Interest and fees
 on loans and investments              $4,353,731     $3,416,896
Interest expense                        2,156,205      1,693,734
Net interest income                    $2,197,526     $1,723,162

Provision for possible loan losses        130,000        275,000

Net interest income (loss) after
 provision for possible loan losses    $2,067,526     $1,448,162

Other income:
 Service fees and other charges        $  119,076     $   72,185
 Gain on sale of assets                    34,954           - -
 Gain/(loss) on sale of securities          1,360         (4,618)
  Total Other Income                   $  155,390     $   67,567

Operating expenses:
  Salaries and benefits                $  704,601     $  492,006
  Legal and professional                  168,145         53,849
  Depreciation                             41,103         25,481
  Amortization                              3,331          5,807
  Courier and postage                      46,924         28,791
  Rent and land lease                      46,597         39,416
  Data processing                          94,321         64,057
  Regulatory assessments                   31,704         25,347
  Other operating expenses                297,944        183,757
   Total operating expenses            $1,434,670     $  918,511

Income before taxes                    $  788,246     $  597,218

Income tax                                336,900        283,620

Net Income                             $  451,346     $  313,598

Basic income per share                 $      .33     $      .21

Diluted income per share               $      .30     $      .19


	Refer to notes to the consolidated financial statements.


                   	COMMUNITY BANCSHARES, INC.
                   	Wilkesboro, North Carolina
                        	Income Statements
                          	(Unaudited)

                                           For the three months
                                              ended June 30,
                                           1998            1997

Interest and fees
 on loans and investments              $2,212,910     $1,778,196
Interest expense                        1,093,499        878,419
Net interest income                    $1,119,411     $  899,777

Provision for possible loan losses         25,000        150,000

Net interest income after
 provision for possible loan losses    $1,094,411     $  749,777

Other income:
 Service fees and other charges        $   58,956     $   36,732
 Gain (loss) on sale of securities          1,360         (5,261)
  Total other income                   $   60,316     $   31,471

Operating expenses:
  Salaries and benefits                $  360,296     $  258,976
  Legal and professional                  105,166         35,528
  Depreciation                             21,813         13,061
  Amortization                              1,666          2,136
  Courier and postage                      22,060         15,246
  Rent expense                             23,279         19,218
  Data processing                          52,672         32,897
  Regulatory assessments                   15,954         11,674
  Other operating expenses                165,616         84,067
   Total operating expenses            $  768,522     $  472,803

Net Income before taxes                $  386,205     $  308,445

Income taxes                              168,000        155,000

Net Income                             $  218,205     $  153,445

Basic income per share                 $      .15     $      .10

Diluted income per share               $      .15     $      .09

	Refer to notes to the consolidated financial statements.


                   	COMMUNITY BANCSHARES, INC.
                   	Wilkesboro, North Carolina
                    	Statements of Cash Flows
                          	(Unaudited)


                                                  Six months ended
                                                       June 30,
                                                  1998         1997


Cash flows from operating activities:        $   495,552   $  (394,176)

Cash flows from investing activities
  Purchase of equipment                          (75,181)     (391,846)
  (Increase) in loans, net                    (1,417,919)   (9,706,147)
  Securities, available-for-sale
   Sale of securities                            504,687     2,051,632
   Purchase of securities                     (7,569,020)   (2,918,028)
   Maturities and pay-downs                    2,195,375       504,875
  Securities, held-to-maturity
   Purchase of securities                       (538,462)         - -
   Maturities and pay-downs                      728,109       974,238
Net cash used in investing activities        $(6,172,411)  $(9,485,276)

Cash flows from financing activities
  Increase in deposits                       $ 4,643,775   $ 7,794,374
  Proceeds from exercise
   of warrants/options                           821,754       102,055
Net cash provided from financing activities  $ 5,465,529   $ 7,896,429

Net (decrease) in cash and cash equivalents $ (211,330) $(1,983,023) Cash and cash equivalents
 at beginning of period                        4,034,421     4,213,882
Cash and cash equivalents at end of period   $ 3,823,091   $ 2,230,859

	Refer to notes to the consolidated financial statements.


                  	COMMUNITY BANCSHARES, INC.
                  	Wilkesboro, North Carolina
        	Notes to Consolidated Financial Statements (Unaudited)
                       	June 30, 1998


Note 1 - Basis of Presentation

	The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 1997.


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

	The Company offered warrants to its organizers and to a group of initial subscribers. Each warrant, when surrendered with $5.50 to the Company, is convertible into one share of common stock. The warrants expire ten years from January 17, 1992. At June 30, 1998 and December 31, 1997, there were 235,436 and 382,664 warrants outstanding, respectively. The Company also has a stock option plan with 167,296 and 168,496 options outstanding at June 30, 1998 and December 31, 1997, respectively.


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

	2. Trading securities: These are securities which are bought and held principally for the purpose of selling in the near future.
         Trading securities are reported at fair market value, and related unrealized gains and losses are recognized in the income statement. As of December 31, 1997 and June 30, 1998, the Company had no securities in this category.

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

	Income Taxes. The consolidated financial statements have been prepared on the accrual basis. When income and expenses are recognized in different periods for financial reporting purposes and for purposes of computing income taxes currently payable,deferred taxes are provided on such temporary differences. The Company files a consolidated income tax return. Taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

      For the six-month period ended June 30, 1998, basic and diluted EPS amounted to $.33 and $.30, respectively. For the six-month period ended
June 30, 1997, basic and diluted EPS amounted to $.21 and $.19, respectively.


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

Total assets increased by $5.9 million to $99.0 million during the six-month period ended June 30, 1998. The increase was generated primarily through a $4.6 million increase in deposits, a $.5 million increase in retained earnings and a $.8 million increase in equity capital from the exercise of stock warrants. These funds were utilized to expand the securities portfolio by $4.6 million and increase loans by $1.3 million.


Liquidity and Sources of Capital

Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The June 30, 1998 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $3.8 million, representing 3.9% of total assets. Investment securities, which amounted to $21.9 million or 22.1% of total assets, provide a secondary source of liquidity because they can be converted into cash in a timely manner. The subsidiary Bank is a member of the Federal Reserve System and is maintaining relationships with several correspondent banks and, thus, could obtain funds on short notice. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities, so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. There are no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way. The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital requirements by the Bank's primary regulator, the Office of the Comptroller of the Currency.

                            Bank's       Minimum required
                        June 30, 1998     by regulator
Leverage ratio                8.2%             4.0%
Risk weighted ratio          12.1%             8.0%

With respect to the leverage ratio, the regulator expects a minimum of 5.0% to 6.0% ratio for banks that are not rated CAMEL 1. Although the Bank is not rated CAMEL 1, its leverage ratio of 8.2% is well above the required minimum.

During the first six months of 1998, 148,428 warrants were exercised, resulting in an $821,754 increase in the Company's capital accounts. These funds can be injected into the Bank's capital accounts as management deems appropriate.


Results of Operations

For the three-month periods ended June 30, 1998 and 1997, net income amounted to $218,205 and $153,445, respectively. On a per share basis, both basic and diluted income for the three-month period ended June 30, 1998 amounted to $.15. For the three-month period ended June 30, 1997, basic and diluted income per share amounted to $.10 and $.09, respectively. The improvement in net income for the three-month period ended June 30, 1998 as compared to the three-month period ended June 30, 1997, is primarily due to the following:

  (i)	Net interest margin increased by approximately $220,000, due to both a higher level of earning assets and higher yields.

 (ii)	Provision for loan losses (an expense item) was $125,000 lower in 1998.
      Management believes that the reserve for loan losses, at 1.49% of gross loans, is adequate.

(iii)	Non-interest income increased by approximately $29,000, due to a higher level of transaction accounts.

 (iv)	The items above were more than adequate to cover a $296,000 increase in other operating expenses. The increase in other operating expenses was due to salaries and benefits as well as professional fees related to the shareholder litigation.

Net income for the six-month period ended June 30, 1998 amounted to $451,346, or $.30 per diluted share. For the six-month period ended June 30, 1997, net income amounted to $313,598, or $.19 per diluted share. The following four items are of significance when one compares the June 30, 1998 results to those of June 30, 1997.

a. Net interest income, which represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities, has increased from $1,723,162 for the six-month period ended June 30, 1997 to $2,197,526 for the same period one year later, representing an increase of $474,364, or 27.5%. This increase was attained primarily because of a $17.4 million increase in average earning assets, from $76.2 million for the six-month period ended June 30, 1997 to $93.6 million for the six-month period ended June 30, 1998.

b. The net interest yield, defined as net interest income divided by average interest earning assets, has increased from 4.52% for the six-month period ended June 30, 1997 to 4.69% for the six-month period ended June 30, 1998. Below is pertinent information concerning the yield on earning assets and the cost of funds for the six month period ended June 30, 1998.

                 Avg. Assets/       Interest           Yield/
Description      Liabilities     Income/Expense         Cost
Federal funds    $ 2,122,648       $   57,902           5.45%
Securities        20,740,556          641,627           6.19%
Loans             70,727,334        3,654,202          10.33%
  Total          $93,590,538       $4,353,731           9.30%

Transactional
 accounts        $14,981,819       $  257,659           3.44%
Savings            3,195,648           47,399           2.97%
CD's              62,096,560        1,842,098           5.93%
Other borrowings     281,215            9,049           6.44%
  Total          $80,555,242       $2,156,205           5.35%

Net interest income                $2,197,526

Net yield on earning assets                             4.69%

c. Total non-interest income has increased from $67,567 for the six-month period ended June 30, 1997 to $155,390 for the six-month period ended June 30, 1998. If one excludes a $34,954 gain on sale of assets, non-interest income for the six-month period ended June 30, 1998 would have been $120,436 or 78.2% higher than non-interest income during the six-month period ended June 30, 1997. The increase is attributable primarily to higher volumes and fees with respect to transactional accounts.

d. For the six-month period ended June 30, 1998, operating expenses amounted to $1,434,670 representing an annualized 3.0% of average assets. By comparison, for the six-month period ended June 30, 1997, operating expenses amounted to $918,511, representing an annualized 2.4% of average assets. The increase in operating expenses during 1998 is attributed mainly to salaries and benefits, as well as professional fees related to the shareholder litigation.

During the six-month period ended June 30, 1998, the allowance for loan losses has grown from $1,033,393 to $1,066,992. The allowance for loan losses as a percentage of gross loans increased from 1.47% at December 31, 1997 to 1.49% at June 30, 1998. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

The Company is not aware of any current recommendation by the regulatory authorities which, if they were to be implemented, would have a material effect on the Company's liquidity, capital resources, or results of operations.


Year 2000

A critical issue affecting companies that rely extensively on electronic data processing systems, such as the Company, is the Year 2000 issue. The Year 2000 issue has arisen due to the widespread use of computer programs that rely on two-digit date codes to perform computations or decision making functions.
 Many of these programs may fail as a result of their inability to properly interpret date codes beginning January 1, 2000. For example, such programs may misinterpret "00" as the year 1900 rather than the year 2000. In addition, some equipment being controlled by microprocessor chips may not deal appropriately with the year "00". This could result in a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions or engage in similar, normal business activities.

The Bank primarily uses a third-party vendor for processing its primary banking applications. During 1997, the Bank formed an internal task force, chaired by its Operations Executive, to address the Year 2000 issue, conduct a comprehensive review of the Bank's systems and ensure that the Bank takes any necessary measures. The Company is currently involved in testing its systems to ensure that they are Year 2000 compliant. Management does not believe that significant expenditures will be required to ensure compliance. As of June 30, 1998, the Company had spent approximately $6,000 to upgrade its software and hardware systems to help ensure that they would be Year 2000 compliant. Further, all third-party vendors have been contacted to provide assurances that their data processing programs and systems are Year 2000 compliant now or will be well in advance of the year 2000. The Company believes that its systems and those of its data processing vendors are currently Year 2000 compliant and does not believe that material expenditures will be necessary to implement any further modifications. However, there can be no assurances that unforseen difficulties or costs will not arise. In addition, there can be no assurance that systems of other companies on which the Company's systems rely, such as the Bank's data processing vendor, will be modified on a timely basis, or that the failure by another company to properly modify its systems will not negatively impact the Company's systems or operations.


	PART II.  OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds

	Several individuals exercised their warrants to purchase an aggregate 147,228 shares of the Company's common stock. The number of warrants and the dates they were exercised were as follows: (i) 400 warrants on February 18, 1998; (ii) 5,000 warrants on April 10, 1998; (iii) 800 warrants on May 1, 1998; (iv) 122,718 warrants on May 5, 1998; and (v) 18,310 warrants on May 6, 1998. These warrants were exercised at a price of $5.50 per share and were originally issued in connection with the Company's initial public offering to its organizers and a group of the Company's initial shareholders.

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

           27.1  Financial Data Schedule (for SEC use only)

      (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                           SIGNATURES


	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             COMMUNITY BANCSHARES, INC.
                             (Registrant)


Date: August 13, 1998    BY:  /s/ Ronald S. Shoemaker
                             Ronald S. Shoemaker
                             President and Chief Executive Officer
                             (Principal Executive, Financial and Accounting
                              Officer)


Financial Data Schedule Submitted Under Item 601(a)(27) of Regulation S-B

This schedule contains summary financial information extracted from Community Bancshares, Inc. unaudited consolidated financial statements for the six-month periods ended June 30, 1998 and 1997 and is qualified in its entirety by reference to such financial statements.

Item Number      Item Description                        Amount
                                                         June 30,
                                                    1998          1997
  9-03(1)        Cash and due from banks         $ 3,823,091   $ 1,680,859
  9-03(2)        Interest bearing deposits                 0             0
  9-03(3)        Federal funds sold - purchased
                  securities for sale                      0       550,000
  9-03(4)        Trading account assets                    0             0
  9-03(6)        Investment and mortgage backed
                  securities held for sale        18,451,704    12,150,540
  9-03(6)        Investment and mortgage backed
                  securities held to maturity -
                  carrying value                   3,406,000     4,440,598
  9-03(6)        Investment and mortgage backed
                  securities held to maturity -
                  market value                     3,415,000     4,435,098
  9-03(7)        Loans                            71,548,915    63,109,649
  9-03(7)(2)     Allowance for losses              1,066,992       891,804
  9-03(11)       Total assets                     98,960,169    82,939,683
  9-03(12)       Deposits                         86,423,339    72,249,551
  9-03(13)       Short-term borrowings                     0             0
  9-03(15)       Other liabilities                 1,167,751       942,888
  9-03(16)       Long-term debt                            0             0
  9-03(19)       Preferred stock -
                  mandatory redemption                     0             0
  9-03(20)       Preferred stock -
                  no mandatory redemption                  0             0
  9-03(21)       Common stock                      4,336,752     3,889,068
  9-03(22)       Other stockholders' equity        7,032,327     5,858,176
  9-03(23)       Total liabilities and
                  stockholders' equity            98,960,169    82,939,683
  9-04(1)        Interest and fees on loans        3,654,202     2,867,852
  9-04(2)        Interest and dividends
                  on investments                     699,529       549,044
  9-04(4)        Other interest income                     0             0
  9-04(5)        Total interest income             4,353,731     3,416,896
  9-04(6)        Interest on deposits              2,147,156     1,685,348
  9-04(9)        Total interest expense            2,156,205     1,693,734
  9-04(10)       Net interest income               2,197,526     1,723,162
  9-04(11)       Provision for loan losses           130,000       275,000
  9-04(13)(h)    Investment securities gains/losses    1,360        (4,618)
  9-04(14)       Other expenses                    1,434,670       918,511
  9-04(15)       Income/loss before income tax       788,246       597,218
  9-04(17)       Income/loss before
                  extraordinary items                788,246       597,218
  9-04(18)       Extraordinary items, less tax             0             0
  9-04(19)       Cumulative change in
                  accounting principles                    0             0
  9-04(20)       Net income or loss                  451,346       313,598
  9-04(21)       Basic earnings per share                .33           .21
  9-04(21)       Diluted earnings per share              .30           .19

  I.B.5.         Net yield - interest earning
                  assets - actual                       4.69%         4.52%
  III.C.1(a)     Loans on non-accrual                      0        83,000
  III.C.1(b)     Accruing loans past due
                  90 days or more                          0        16,222
  III.C.1(c)     Troubled debt restructuring               0             0
  III.C.2.       Potential problem loans           2,114,739        83,000
  IV.A.1         Allowance for loan losses -
                  beginning of period              1,033,393       619,133
  IV.A.2         Total chargeoffs                    104,301         6,991
  IV.A.3         Total recoveries                      7,900         4,662
  IV.A.4         Allowance for loan losses -
                  end of period                    1,066,992       891,804
  IV.B.1         Loan loss allowance allocated to
                  domestic loans                   1,050,000       880,000
  IV.B.2         Loan loss allowance allocated to
                  foreign loans                            0             0
  IV.B.3         Loan loss allowance - unallocated    16,992        11,804