Form 10QSB
period 1998-09-30
COMMUNITY BANCSHARES INC /NC/
filed 1998-11-13
CIK 867241

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549
                  ---------------------------
                         FORM 10-QSB

(Mark One)

 X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934
	For the quarterly period ended September 30, 1998.

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

	Common stock, $3.00 par value per share 1,446,984 shares issued and outstanding as of November 12, 1998.

	Transitional Small Business Disclosure Format (Check one):
                    Yes               No  X

                         (Page 1 of 14)

PART I - FINANCIAL INFORMATION
	Item 1.  Financial Statements

                 COMMUNITY BANCSHARES, INC.
                 Wilkesboro, North Carolina
                 Consolidated Balance Sheets

ASSETS:
                                    September 30,    December 31,
                                         1998           1997
                                      (Unaudited)    (Unaudited)
Cash and due from banks              $  4,823,130    $ 2,534,421
Federal funds sold                           - -       1,500,000
  Total cash and cash equivalents    $  4,823,130    $ 4,034,421
Securities:
 Available-for-sale,
  at estimated market values           20,597,548     13,592,071
 Held-to-maturity (Estimated market
  values of $3,039,094 (09-30-98)
  and $3,644,394 (12-31-97))            2,995,123      3,627,805
Loans, net                             70,764,202     69,194,004
Property and equipment                  1,851,095      1,806,059
Goodwill                                   21,649         26,645
Other assets                            1,001,191        794,652
  Total Assets                       $102,053,938    $93,075,657

	LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits
 Non-interest bearing deposits       $  6,503,867    $ 5,910,213
 Interest bearing deposits             81,297,248     75,869,351
  Total deposits                     $ 87,801,115    $81,779,564
Other liabilities                       2,523,993      1,191,085
  Total Liabilities                  $ 90,325,108    $82,970,649

Commitments & Contingencies

Shareholders' Equity:
Common stock - $3.00 par value,
 10 million shares authorized;
 1,446,984 and 1,297,156
 shares issued and outstanding
 at September 30, 1998 and
 December 31, 1997, respectively     $  4,340,952    $ 3,891,468
Paid-in-capital                         5,769,693      5,380,223
Retained earnings                       1,496,555        791,381
Unrealized gain on
 securities available-for-sale            121,630         41,936
  Total Shareholders' Equity         $ 11,728,830    $10,105,008
  Total Liabilities
   and Shareholders' Equity          $102,053,938    $93,075,657

	Refer to notes to the consolidated financial statements.

               COMMUNITY BANCSHARES, INC.
               Wilkesboro, North Carolina
                    Income Statements
                       (Unaudited)

                                            For the nine months
                                            ended September 30,
                                              1998         1997
Interest income                        $6,580,409     $5,476,573
Interest expense                        3,217,495      2,660,710
Net interest income                    $3,362,914     $2,815,863

Provision for possible loan losses        190,000        400,000

Net interest income after
 provision for possible loan losses    $3,172,914     $2,415,863

Other income:
 Service fees and other charges        $  176,586     $  126,973
 Gain on sale of assets                    34,954           - -
 Gain/(loss) on sale of securities          1,360         (4,618)
  Total other income                   $  212,900     $  122,355

Operating expenses:
  Salaries and benefits                $1,046,988     $  876,758
  Legal and professional                  254,390        113,621
  Depreciation                             65,041         42,557
  Amortization                              4,996          7,002
  Courier and postage                      72,218         51,313
  Rent and land lease expense              72,136         73,148
  Data processing                         144,146         98,595
  Regulatory assessments                   47,454         33,866
  Other operating expenses                451,371        394,714
Total Expenses                         $2,158,740     $1,691,574

Income before taxes                    $1,227,074     $  846,644

Income tax                                521,900        422,869

Net income                             $  705,174     $  423,775


Basic income per share                 $      .51     $      .35

Diluted income per share               $      .49     $      .33


Refer to notes to the consolidated financial statements.


                  COMMUNITY BANCSHARES, INC.
                  Wilkesboro, North Carolina
                      Income Statements
                         (Unaudited)

                                            For the three months
                                            ended September 30,
                                            1998            1997

Interest income                         $2,226,678     $2,059,677
Interest expense                         1,061,290        966,976
Net interest income                     $1,165,388     $1,092,701

Provision for possible loan losses          60,000        125,000

Net interest income after
 provision for possible loan losses     $1,105,388     $  967,701

Other income:
 Service fees and other charges         $   57,510     $   54,788
  Total other income                    $   57,510     $   54,788

Operating expenses:
  Salaries and benefits                 $  342,387     $  384,752
  Legal and professional                    86,245         59,772
  Depreciation                              23,938         17,076
  Amortization                               1,665          1,195
  Courier and postage                       25,294         22,522
  Rent and land lease expense               25,539         25,193
  Data processing                           49,825         34,538
  Regulatory assessments                    15,750          8,519
  Other operating expenses                 153,427        219,496
Total Expenses                          $  724,070     $  773,063

Income before taxes                     $  438,828     $  249,426

Income tax                                 185,000        139,249

Net income                              $  253,828     $  110,177


Basic income per share                  $      .18     $      .09

Diluted income per share                $      .17     $      .08



	Refer to notes to the consolidated financial statements.


                     COMMUNITY BANCSHARES, INC.
                     Wilkesboro, North Carolina
                      Statements of Cash Flows
                           (Unaudited)


                                                  Nine months ended
                                                    September 30,
                                                  1998         1997


Cash flows from operating activities:       $  1,127,592  $     80,394

Cash flows from investing activities:
  Purchase of equipment                         (110,077)     (787,564)
  (Increase) in loans, net                    (1,760,198)  (12,891,583)
  Securities, available-for-sale
   Sale of securities                            504,687     2,051,632
   Purchase of securities                    (11,484,896)   (3,939,653)
   Maturities and pay-downs                    3,818,414     1,105,760
  Securities, held-to-maturity
   Purchase of securities                       (538,462)     (298,799)
   Maturities and pay-downs                    1,171,144     1,489,269
Net cash used in investing activities       $ (8,399,388) $(13,270,938)

Cash flows from financing activities:
  Increase in borrowings                    $  1,200,000  $       - -
  Increase in deposits                         6,021,551    12,437,421
  Proceeds from sale of stock                    838,954       104,255
Net cash provided from financing activities $  8,060,505  $ 12,541,676

Net increase (decrease) in
 cash and cash equivalents                  $    788,709  $   (648,868)
Cash and cash equivalents
 at beginning of period                        4,034,421     4,213,882
Cash and cash equivalents at end of period  $  4,823,130  $  3,565,014


	Refer to notes to the consolidated financial statements.



                       COMMUNITY BANCSHARES, INC.
                       Wilkesboro, North Carolina
           Notes to Consolidated Financial Statements (Unaudited)
                          September 30, 1998


Note 1 - Basis of Presentation

	The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 1997.


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

	As of September 30, 1998 and December 31, 1997, there were 1,446,984 and 1,297,156 shares of common stock outstanding, respectively.

	The Company offered warrants to its organizers and to a group of initial subscribers. Each warrant, when surrendered with $5.50 to the Company, is convertible into one share of common stock. The warrants expire ten years from January 17, 1992. At September 30, 1998 and December 31, 1997, there were 235,036 and 382,664 warrants outstanding, respectively. The Company also has a stock option plan with 166,296 and 168,496 options outstanding at September 30, 1998 and December 31, 1997, respectively.


Note 3 - Recent Accounting Pronouncements

	Beginning January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which is effective for annual and COMMUNITY BANCSHARES, INC.interim periods beginning after December 15, 1997. SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. SFAS 130 requires unrealized gains and losses on the Company's available-for-sale securities which, prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. During the third quarter and for the nine-month period ended September 30, 1998, total comprehensive income amounted to $342,551 and $784,868, respectively, and totaled $140,587 and $449,878 respectively, for the comparable periods in 1997.

	Beginning January 1, 1998, the Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for annual and interim periods beginning after December 15, 1997. This Statement establishes standards for the method that public entities are to use when reporting information about operating segments in annual financial statements and requires that those enterprise reports be issued to shareholders, beginning with annual financial statements in 1998 and for interim and annual financial statements thereafter. SFAS 131 also established standards for related disclosures about products and services, geographic areas and major customers.

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

	Total assets increased by $9.0 million to $102.1 million during the nine-month period ended sept 30, 1998. The increase was generated primarily through a $6.0 million increase in deposits, a $1.3 million increase in other liabilities, a $.7 million increase in retained earnings and a $.8 million increase in equity capital from the exercise of stock warrants. These funds were utilized to expand the securities portfolio by $6.4 million, loans by $1.6 million, cash and cash equivalents by $.8 million and other assets by $.2 million. During the nine-month period ended September 30, 1998, loans grew at a rate proportionally lower than that of the asset growth rate. Management believes that this is due to a weaker loan demand triggered by uncertain economic conditions, as well as to rate competition undertaken by other banks.


Liquidity and Sources of Capital

	Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The September 30, 1998 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $4.8 million, representing 4.7% of total assets. Investment securities, which amounted to $23.4 million or 23.1% of total assets, provide a secondary source of liquidity because they can be converted into cash in a timely manner. The subsidiary Bank is a member of the Federal Reserve System and is maintaining relationships with several correspondent banks and, thus, could obtain funds on short notice. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities, so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. There are no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way. The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital requirements by the Bank's primary regulator, the Office of the Comptroller of the Currency.

                            Bank's          Minimum required
                      September 30, 1998      by regulator
Leverage ratio                8.2%                4.0%
Risk weighted ratio          12.7%                8.0%

	With respect to the leverage ratio, the regulator expects a minimum of 5.0% to 6.0% ratio for banks that are not rated CAMEL 1. Although the Bank is not rated CAMEL 1, its leverage ratio of 8.2% is well above the required minimum.

	During the first nine months of 1998, 147,628 warrants and 2,200 options were exercised, resulting in an $838,954 increase in the Company's capital accounts. These funds can be injected into the Bank's capital accounts as management deems appropriate.


Results of Operations

	For the three-month periods ended September 30, 1998 and 1997, net income amounted to $253,828 and $110,177, respectively. On a per share basis, basic and diluted income for the three-month period ended September 30, 1998 amounted to $.18 and $.17, respectively. For the three-month period ended September 30, 1997, basic and diluted income per share amounted to $.09 and $.08, respectively. The improvement in net income for the three-month period ended September 30, 1998 as compared to the three-month period ended September 30, 1997, is primarily due to the following:

  (i) Net interest income, which represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities, increased by approximately $73,000, due to a higher level of earning assets.

 (ii)	Provision for loan losses (an expense item) was $65,000 lower in 1998.
      Management believes that the reserve for loan losses, at 1.52% of gross loans, is adequate.

(iii)	Other operating expenses declined by approximately $49,000 because of lower personnel and other miscellaneous expenses. These operating expenses were generally lower in the third calendar quarter of 1998 as compared to the third calendar quarter of 1997 because of a significantly lower asset growth rate.

	Net income for the nine-month period ended September 30, 1998 amounted to $705,174, or $.49 per diluted share. For the nine-month period ended September 30, 1997, net income amounted to $423,775, or $.33 per diluted share. The following four items are of significance when one compares the September 30, 1998 results to those of September 30, 1997.

a.	Net interest income has increased from $2,815,863 for the nine-month period ended September 30, 1997 to $3,362,914 for the same period one year later, representing an increase of $547,051, or 19.4%. This increase was attained primarily because of a $15.9 million increase in average earning assets, from $78.2 million for the nine-month period ended September 30, 1997 to $94.1 million for the nine-month period ended September 30, 1998.

b.	The net interest yield, defined as net interest income divided by average interest earning assets, has declined slightly from 4.80% for the nine-month period ended September 30, 1997 to 4.76% for the nine-month period ended September 30, 1998. Below is pertinent information concerning the yield on earning assets and the cost of funds for the nine-month period ended September 30, 1998.

                 Avg. Assets/       Interest           Yield/
Description      Liabilities     Income/Expense         Cost
Federal funds    $ 1,690,290       $   69,513           5.48%
Securities        21,347,515          981,165           6.13%
Loans             71,078,802        5,529,731          10.37%
  Total          $94,116,607       $6,580,409           9.32%

Transactional
 accounts        $15,859,672       $  389,194           3.27%
Savings            3,327,610           74,444           2.98%
CD's              61,867,389        2,744,514           5.91%
Other borrowings     298,718            9,343           4.17%
  Total          $81,353,389       $3,217,495           5.27%

Net interest income                $3,362,914

Net yield on earning assets                             4.76%


c.	Total non-interest income has increased from $122,355 for the nine-month period ended September 30, 1997 to $212,900 for the nine-month period ended September 30, 1998. If one excludes a $34,954 gain on sale of assets, non-interest income for the nine-month period ended September
      30, 1998 would have been $177,946 or 45.4% higher than non-interest income during the nine-month period ended September 30, 1997. The increase is attributable primarily to higher volumes and fees with respect to transactional accounts.

d.	For the nine-month period ended September 30, 1998, operating expenses amounted to $2,158,740 representing an annualized 2.86% of average assets. By comparison, for the nine-month period ended September 30, 1997, operating expenses amounted to $1,691,574, representing an annualized 2.80% of average assets. The increase in operating expenses during 1998 is attributed mainly to salaries and benefits, data processing costs, as well as professional fees related to the shareholder litigation.

	During the nine-month period ended September 30, 1998, the allowance for loan losses has grown from $1,033,393 to $1,097,837. The allowance for loan losses as a percentage of gross loans increased from 1.47% at December 31, 1997 to 1.52% at September 30, 1998. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

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

	The Bank primarily uses a third-party vendor for processing its primary banking applications. During 1997, the Bank formed an internal task force, chaired by its Operations Executive, to address the Year 2000 issue, conduct a comprehensive review of the Bank's systems and ensure that the Bank takes any necessary measures. The Company is currently involved in testing its systems to ensure that they are Year 2000 compliant. Management estimates that the Bank will incur approximately $50,000 in expenditures relating to Year 2000 compliance. As of September 30, 1998, the Company had spent approximately $8,000 to upgrade its software and hardware systems to help ensure that they would be Year 2000 compliant. Further, all third-party vendors have been contacted to provide assurances that their data processing programs and systems are Year 2000 compliant now or will be well in advance of the year 2000. The Company believes that its systems and those of its data processing vendors are currently Year 2000 compliant and does not believe that material expenditures will be necessary to implement any further modifications.
However, there can be no assurances that unforseen difficulties or costs will not arise. In addition, there can be no assurance that systems of other companies on which the Company's systems rely, such as the Bank's data processing vendor, will be modified on a timely basis, or that the failure by another company to properly modify its systems will not negatively impact the Company's systems or operations.

	PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

	On September 24, 1998, the North Carolina Superior Court dismissed the shareholder derivative action brought against the Company and eight of its directors by Edward F. Greene and Joe Severt. The lawsuit, styled Edward F. Greene and Joe Severt, Individually and Derivatively on behalf of Community Bancshares, Inc. v. Ronald S. Shoemaker, Dwight Pardue, Rebecca Ann Sebastian, Colin Shoemaker, Gilbert Miller, Robert Ricketts, Brent Eller, Ray Ferguson and Community Bancshares, Inc.; In the North Carolina General Court of Justice, Superior Court Division; File No.: 97-CvS-2118, was dismissed for failure to make a demand for relief before filing a shareholder derivative action as required by North Carolina law and for failure to state a claim upon which relief may be granted.

	Both sides in this litigation have filed motions to recover fees and expenses. A hearing on these motions was held on November 10, 1998. A decision is expected shortly.

	The day after the lawsuit was dismissed, Mr. Greene presented the Company with a formal demand in accordance with the derivative action requirements of North Carolina law. The demand was accompanied by a proposed third lawsuit against the Company and certain of its directors. In his demand and in the draft lawsuit, Mr. Greene reiterates many of the claims he made in his first two lawsuits against the Company and requests, among other things, compensatory and punitive damages, along with reasonable attorneys fees and other costs.

	In response to Mr. Greene's demand, the Company on October 6, 1998 filed a motion asking the court to appoint one or more independent persons to determine whether the proposed derivative proceeding is in the best interests of the Company. On November 10, 1998, the Court appointed a two-man panel to determine whether the proposed derivative proceeding is in the best interest of the Company.

	The Company believes that the claims of Mr. Greene in his demand and draft lawsuit are unfounded and completely without merit. The Company denies any liability with respect to these claims and intends vigorously to defend them. This action is at an early procedural stage, however, and it is not possible at this time to determine the outcome of the lawsuit or the effect of its resolution on the Company's financial position or operating results. Management of the Company and the directors who are proposed defendants in this action believe that their defenses have merit; however, there can be no assurance that any such litigation will not have a material adverse effect on the Company's results of operations for some period or on the Company's financial position.

	Reference is made to "Item 3 -- Legal Proceedings" in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 for additional information relating to this litigation.


Item 2.  Changes in Securities and Use of Proceeds.

	During the third calendar quarter of 1998, one individual exercised his warrants to purchase 400 shares of the Company's common stock. These warrants were exercised on August 3, 1998 at a price of $5.50 per share. The warrants were originally issued in connection with the Company's initial public offering to its organizers and a group of the Company's initial shareholders.

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

	27.1  Financial Data Schedule (for SEC use only)

	(b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                           SIGNATURES


	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             COMMUNITY BANCSHARES, INC.
                             (Registrant)


Date: November 12, 1998  BY:  /s/ Ronald S. Shoemaker
                             Ronald S. Shoemaker
                             President and Chief Executive Officer
                             (Principal Executive, Financial and Accounting
Officer

Exhibit 27.1

Financial Data Schedule Submitted Under Item 601(a)(27) of Regulation S-B

	This schedule contains summary financial information extracted from Community
Bancshares, Inc. unaudited consolidated financial statements for the nine-month periods ended September 30, 1998 and 1997 and is qualified in its entirety by reference to such financial statements.

Item Number      Item Description                            Amount
                                                           September 30,
                                                        1998          1997
9-03(1)        Cash and due from banks            $  4,823,130  $ 2,765,014
9-03(2)        Interest bearing deposits                     0            0
9-03(3)        Federal funds sold - purchased
                  securities for sale                        0      800,000
9-03(4)        Trading account assets                                     0
9-03(6)        Investment and mortgage backed
                  securities held for sale          20,597,548   12,101,317
9-03(6)        Investment and mortgage backed
                  securities held to maturity -
                  carrying value                     2,995,123    4,224,366
9-03(6)        Investment and mortgage backed
                  securities held to maturity -
                  market value                       3,039,094    4,238,596
9-03(7)        Loans                                71,862,039   66,278,221
9-03(7)(2)     Allowance for losses                  1,097,837      999,940
9-03(11)       Total assets                        102,053,938   87,811,011
9-03(12)       Deposits                             87,801,115   76,892,598
9-03(13)       Short-term borrowings                 1,200,000            0
9-03(15)       Other liabilities                     1,323,993    1,028,382
9-03(16)       Long-term debt                                0            0
9-03(19)       Preferred stock -
                  mandatory redemption                       0            0
9-03(20)       Preferred stock -
                  no mandatory redemption                    0            0
9-03(21)       Common stock                          4,340,952    3,890,268
9-03(22)       Other stockholders' equity            7,387,878    5,999,763
9-03(23)       Total liabilities and
                  stockholders' equity             102,053,938   87,811,011
9-04(1)        Interest and fees on loans            5,529,731    4,647,529
9-04(2)        Interest and dividends
                  on investments                     1,050,678      829,044
9-04(4)        Other interest income                         0            0
9-04(5)        Total interest income                 6,580,409    5,476,573
9-04(6)        Interest on deposits                  3,211,733    2,646,124
9-04(9)        Total interest expense                3,217,495    2,660,710
9-04(10)       Net interest income                   3,362,914    2,815,863
9-04(11)       Provision for loan losses               190,000      400,000
9-04(13)(h)    Investment securities gains/losses        1,360       (4,618)
9-04(14)       Other expenses                        2,158,740    1,691,574
9-04(15)       Income/loss before income tax         1,227,074      846,644


Item Number      Item Description                            Amount
                                                           September 30,
                                                        1998          1997
9-04(17)       Income/loss before
                  extraordinary items             $  1,227,074      846,644
9-04(18)       Extraordinary items, less tax                 0            0
9-04(19)       Cumulative change in
                  accounting principles                      0            0
9-04(20)       Net income or loss                      705,174      423,775
9-04(21)       Earnings per share - primary                .51          .35
9-04(21)       Earnings per share - fully diluted          .49          .33



I.B.5.         Net yield - interest earning
                  assets - actual                         4.76%        4.80%
III.C.1(a)     Loans on non-accrual                     48,363       83,000
III.C.1(b)     Accruing loans past due
                  90 days or more                            0            0
III.C.1(c)     Troubled debt restructuring                   0            0
III.C.2.       Potential problem loans               2,131,986    1,639,644
IV.A.1         Allowance for loan losses -
                  beginning of period                1,033,393      619,133
IV.A.2         Total chargeoffs                        133,770       24,887
IV.A.3         Total recoveries                          8,214        5,694
IV.A.4         Allowance for loan losses -
                  end of period                      1,097,837      999,940
IV.B.1         Loan loss allowance allocated to
                  domestic loans                     1,025,941      988,000
IV.B.2         Loan loss allowance allocated to
                  foreign loans                              0            0
IV.B.3         Loan loss allowance - unallocated        71,896       11,940