Form 10KSB
period 1998-12-31
COMMUNITY BANCSHARES INC /NC/
filed 1999-03-31
CIK 867241

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                         _______________________

                               FORM 10-KSB
                         _______________________

                Annual Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

                For the Fiscal Year Ended December 31, 1998
              _______________________________________________

                      Commission File Number 0-22517

                         COMMUNITY BANCSHARES, INC.

                        A North Carolina Corporation
               (IRS Employer Identification No. 56-1693841)
                 1301 Westwood Lane -- Westfield Village
                    Wilkesboro, North Carolina  28697
                             (336) 903-0600
              ________________________________________________

               Securities Registered Pursuant to Section 12(b)
                 of the Securities Exchange Act of 1934:

                                  None
                         _______________________

               Securities Registered Pursuant to Section 12(g)
                  of the Securities Exchange Act of 1934:

                      Common Stock, $3.00 par value
              ________________________________________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes __X__   No_______

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenue for the fiscal year ended December 31, 1998:  $9,097,732

The aggregate market value of the Common Stock of the Registrant held by nonaffiliates of the Registrant (573,662 shares) on March 15, 1999, was approximately $4,743,000. As of such date, no organized trading market existed for the Common Stock of the registrant. The aggregate market value was computed by reference to the book value of the Common Stock of the Registrant as of December 31, 1998. For the purposes of this response, directors, officers and holders of 5% or more of the Registrant's Common Stock are considered the affiliates of the Registrant at that date.

The number of shares outstanding of the Registrant's Common Stock, as of March 15, 1999: 1,447,884 shares of $3.00 par value Common Stock.

                     DOCUMENTS INCORPORATED BY REFERENCE
              ________________________________________________

Portions of the Registrant's definitive proxy statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders scheduled to be held on May 28, 1999 are incorporated by reference to Items 9, 10, 11 and 12 of this Report.

Transitional Small Business Disclosure Format (check one)
Yes______   No__X__

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

	Certain statements in this Annual Report on Form 10-KSB contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally can be identified by the use of forward-looking terminology, such as "may," "will," "expect," "estimate," "anticipate," "believe," "target," "plan," "project," or "continue" or the negatives thereof or other variations thereon or similar terminology, and are made on the basis of management's plans and current analyses of the Company, its business and the industry as a whole. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors, in some cases, have affected, and in the future could affect, the Company's financial performance and could cause actual results for fiscal 1999 and beyond to differ materially from those expressed or implied in such forward-looking statements. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.


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

	The Company's operations include two primary business segments - banking and mortgage activities. The Company, through the Bank, provides traditional banking services, including a full range of commercial and consumer banking services. Through its Community Mortgage Corporation subsidiary, the Company provides mortgage services, including the origination and sale of mortgage loans to various investors, including other financial institutions. See Note 18 to the Company's consolidated financial statements for certain financial information relating to these two segments.


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

	Competition among financial institutions in this area is intense. There are 20 banking offices and one savings and loan association office within the primary service area of the Bank. Most of these offices are branches of or are affiliated with major bank holding companies. Financial institutions primarily compete with one another for deposits. In turn, a bank's deposit base directly affects such bank's loan activities and general growth. Primary methods of competition include interest rates on deposits and loans, service charges on deposit accounts and the designing of unique financial services products. The Bank is competing with financial institutions which have much greater financial resources than the Bank, and which may be able to offer more and unique services and possibly better terms to their customers. However, management of the Bank believes that the Bank will be able to attract sufficient deposits to enable the Bank to compete effectively with other area financial institutions. According to FDIC estimates, as of June 30, 1998, deposits at the Bank represented approximately 13.3% of total deposits of financial institutions in the Bank's primary service area. This compares with a market share of approximately 12.5% at June 30, 1997 and 9.3% at June 30, 1996.

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


DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

	The following is a presentation of the average consolidated balance sheet of the Company for the years ended December 31, 1998 and 1997. This presentation includes all major categories of interest-earning assets and interest-bearing liabilities:

                      AVERAGE CONSOLIDATED ASSETS

                                                 Years Ended December 31,
                                                 ------------------------
                                                     1998        1997
                                                     ----        ----
                                                      (in thousands)
Cash and due from banks                           $  3,306     $ 2,168
                                                   -------      ------
Taxable securities                                  21,018      16,373
Non-taxable securities                               1,431          21
Federal funds sold                                   1,384       1,230
Net loans                                           70,207      61,773
                                                   -------      ------
     Total earning assets                           94,040      79,397
Other assets                                         3,060       2,080
                                                   -------      ------
     Total assets                                 $100,406     $83,645
                                                   =======      ======

         AVERAGE CONSOLIDATED LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 Years Ended December 31,
                                                 ------------------------
                                                     1998        1997
                                                     ----        ----
Non interest-bearing deposits                      $ 6,384     $ 4,823
NOW and money market deposits                       15,707      12,766
Savings deposits                                     3,418       2,420
Time deposits                                       61,948      52,569
Federal funds and repurchase agreements                429         286
Other liabilities                                    1,307       1,050
                                                   -------      ------
  Total liabilities                                 89,193      73,914
Stockholders' equity                                11,213       9,731
                                                   -------      ------
  Total liabilities and stockholders' equity      $100,406     $83,645
                                                   =======      ======

	The following is a presentation of an analysis of the net interest earnings of the Company for the period indicated with respect to each major category of interest-earning asset and each major category of interest-bearing liability:

                                          Year Ended December 31, 1998
                                          ----------------------------
                                        Average     Interest     Average
                Assets                  Amount       Earned       Yield
                ------                  -------     --------     -------
                                             (Dollars in thousands)
Taxable securities                      $21,018      $1,308        6.22%
Non-taxable securities                    1,431          63        6.70%(3)
Federal funds sold                        1,384          75        5.42%
Net loans                                70,207(1)    7,122(2)    10.14%
                                         ------       -----
    Total earning assets                $94,040      $8,568        9.11%
                                         ======       =====

                                         Average     Interest     Average
              Liabilities                Amount       Paid       Rate Paid
              -----------                -------     --------    ---------
NOW and money market deposits            $15,707      $  525       3.34%
Savings deposits                           3,418          99       2.90%
Time deposits                             61,948       3,605       5.82%
Federal funds and
  repurchase agreements                      429          18       4.20%
                                          ------      ------
   Total interest-
    bearing liabilities                  $81,502     $ 4,247       5.21%
                                          ======      ======
Net yield on earning assets                                        4.59%
                                                                   ====
______________________
(1)	All loans were accruing interest on December 31, 1998.
(2)	Interest earned on net loans includes $254 in loan fees and loan service
	fees.
(3)	The yield is tax equivalent.


                                          Year Ended December 31, 1997
                                          ----------------------------
                                        Average     Interest     Average
                Assets                  Amount       Earned       Yield
                ------                  -------     --------     -------
                                             (Dollars in thousands)
Taxable securities                       $16,373      $1,057       6.45%
Non-taxable securities                        21           1       6.67%(3)
Federal funds sold                         1,230          67       5.44%
Net loans                                 61,773(1)    6,139(2)    9.94%
                                          ------       -----
    Total earning assets                 $79,397      $7,264       9.15%
                                          ======       =====

                                         Average     Interest     Average
              Liabilities                Amount       Paid       Rate Paid
              -----------                -------     --------    ---------
NOW and money market deposits            $12,766      $  443       3.47%
Savings deposits                           2,420          75       3.12%
Time deposits                             52,569       3,140       5.97%
Federal funds and
  repurchase agreements                      286          15       5.11%
                                          ------       -----
   Total interest-
    bearing liabilities                  $68,041     $ 3,673       5.40%
                                          ======      ======
Net yield on earning assets                                        4.52%
                                                                   ====
______________________
(1)	Twelve loans aggregating 96 were on non-accrual status on December
      31, 1997.
(2)	Interest earned on net loans includes $171 in loan fees and loan service fees.
(3)	The yield is tax equivalent.


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

                                      Year Ended December 31, 1998
                                            Compared to
                                      Year Ended December 31, 1997
                                      ----------------------------
                                       Increase (decrease) due to:
                                      Volume      Rate        Total
                                      ------      ----        -----
                                            (In thousands)
Interest earned on:
Taxable securities                    $  287    $   (36)     $  251
Non-taxable securities                    62         --          62
Federal funds sold                         8         --           8
Net loans                                856        127         983
                                       -----     ------       -----
     Total interest income             1,213         91       1,304
                                       -----     ------       -----
Interest paid on:
NOW and money market deposits             98        (16)         82
Savings deposits                          29         (5)         24
Time deposits                            541        (76)        465
Federal funds and
 repurchase agreements                     5         (2)          3
                                       -----     ------       -----
     Total interest expense              673        (99)        574
                                       -----     ------       -----
Change in net interest income         $  540    $   190      $  730
                                       =====     ======       =====

                                      Year Ended December 31, 1997
                                            Compared to
                                      Year Ended December 31, 1996
                                      ----------------------------
                                       Increase (decrease) due to:
                                      Volume      Rate        Total
                                      ------      ----        -----
                                            (In thousands)
Interest earned on:
Taxable securities                     $  171   $     6     $  177
Non-taxable securities                      1        --          1
Federal funds sold                          7       (19)       (12)
Net loans                               1,831        39      1,870
                                        -----    ------      -----
     Total interest income              2,010        26      2,036
                                        -----    ------      -----
Interest paid on:
NOW and money market deposits             110        --        110
Savings deposits                           18         2         19
Time deposits                             785       (39)       746
Federal funds and
 repurchase agreements                     (3)       (1)        (4)
                                        -----    ------      -----
     Total interest expense               910       (38)       871
                                        -----    ------      -----
Change in net interest income          $1,100   $    64     $1,165
                                        =====    ======      =====


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

	The following table presents, for the periods indicated, the average amount of and average rate paid on each of the following deposit categories:

                                                    Year Ended
                                                 December 31, 1998
                                       ------------------------------------
      Deposit Category                 Average Amount     Average Rate Paid
      ----------------                 --------------     -----------------
                                              (Dollars in thousands)
Non interest-bearing
  demand deposits                        $ 6,384           Not Applicable

NOW and money
  market deposits                        $15,707              3.34%

Savings deposits                         $ 3,418              2.90%

Time deposits                            $61,948              5.82%

Federal funds and
  repurchase agreements                  $   429              4.20%


                                                    Year Ended
                                                 December 31, 1997
                                       ------------------------------------
      Deposit Category                 Average Amount     Average Rate Paid
      ----------------                 --------------     -----------------
                                              (Dollars in thousands)
Non interest-bearing
  demand deposits                         $ 4,823        Not Applicable

NOW and money
  market deposits                         $12,766             3.47%

Savings deposits                          $ 2,420             3.12%

Time deposits                             $52,569             5.97%

Federal funds and
  repurchase agreements                   $   286             5.11%

	The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more and respective maturities for the year ended December 31, 1998:

                                   Time Certificates
                                       of Deposit
                                   -----------------
                                     (In thousands)

            3 months or less            $ 8,081
            3-6 months                    6,340
            6-12 months                   7,439
            over 12 months                1,712
                                         ------
            Total                       $23,572
                                         ======


LOAN PORTFOLIO

	The Bank engages in a full complement of lending activities, including commercial, consumer/installment and real estate loans. As of December 31, 1998, the Bank had a legal lending limit for unsecured loans of up to $1,279,000 to any one person. See "- Supervision and Regulation."

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

	The following is a description of each of the major categories of loans in the Bank's loan portfolio:

	Commercial, Financial and Agricultural. These loans are customarily granted to local business customers on a fully collateralized basis to meet local credit needs. The loans can be extended for periods of between one year and five years and are usually structured to fully amortize over the term of the loan or balloon after the third year or fifth year of the loan with an amortization up to 10 years. The terms and loan structure are dependent on the collateral and strength of the borrower. The loan to value ratios range from 50% to 80%. The risks of these types of loans depend on the general business conditions of the local economy and the local business borrower's ability to sell its products and services in order to generate sufficient business profits to repay the Bank under the agreed upon terms and conditions. The value of the collateral held by the Bank as a measure of safety against loss is most volatile in this loan category.

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

	The Company provides mortgage services through its Community Mortgage Corporation subsidiary, including the origination and sale of mortgage loans to various investors, including other financial institutions.

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

	The following table presents various categories of loans contained in the Bank's loan portfolio for the period indicated and the total amount of all loans for such period:

               Type of Loan                      As of December 31,
               ------------                      ------------------
                                                 1998          1997
                                                 ----          ----
Domestic:                                         (In thousands)
  Commercial, financial and agricultural       $29,133       $28,215
  Real estate-construction                       7,699         6,572
  Real estate-mortgage                          20,831        21,088
  Installment and other loans to individuals    15,405        14,016
  Lease financing                                  159           336
                                                ------        ------
Subtotal                                        73,227        70,227
  Less: Allowance for possible loan losses      (1,107)       (1,033)
                                                ------        ------
Total (net of allowance)                       $72,120       $69,194
                                                ======        ======

	The following is a presentation of an analysis of maturities of loans as of December 31, 1998:

                             Due in 1    Due After   Due After
     Type of Loan         Year or Less  1 to 5 Yrs    5 Yrs      Total
     ------------         ------------  ----------   ---------   -----
                                            (In thousands)
Commercial, financial
  and agricultural          $24,567       $3,642       $924     $29,133
Real estate-construction      6,260        1,439         --       7,699
                             ------        -----        ---      ------
  Total                     $30,827       $5,081       $924     $36,832
                             ======        =====        ===      ======

	For the above loans, the following is a presentation of an analysis of sensitivities to changes in interest rates as of December 31, 1998:

                             Due in 1    Due After   Due After
     Interest Category    Year or Less  1 to 5 Yrs    5 Yrs      Total
     -----------------    ------------  ----------   ---------   -----
                                            (In thousands)
Predeterimined
   interest rate             $ 8,809       $1,586     $ --      $10,395
Floating interest rate        22,018        3,495      924       26,437
                              ------        -----      ---       ------
  Total                      $30,827       $5,081     $924      $36,832
                              ======        =====      ===       ======

	As of December 31, 1998, all loans were accruing interest and no loans were defined as "troubled debt restructurings." At December 31, 1998, there were no loans which were accruing interest and contractually past due 90 days or more. No interest income has been recognized during 1998 on loans that have been accounted for on a non-accrual basis.

	As of December 31, 1997, twelve loans totaling $95,501 were accounted for on a non-accrual basis, and no loans were defined as "troubled debt restructurings." As of December 31, 1997, non-accrual loans represented 0.14% of total loans, while the ratio of the allowance for loan losses to non-accrual loans was 10.8 to 1.0. At December 31, 1997, there were no loans which were accruing interest and contractually past due 90 days or more.

	As of December 31, 1998, there are no loans not disclosed above that are classified for regulatory purposes as doubtful, substandard or special mention which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.
There are no loans not disclosed above where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

	Accrual of interest is discontinued on a loan when management of the Bank determines upon consideration of economic and business factors affecting collection efforts that collection of interest is doubtful.
No interest income has been recognized during 1998 on loans that have been accounted for on a non-accrual basis. Additional interest income of approximately $11,027 in 1997 would have been recorded if all loans accounted for on a non-accrual basis had been current in accordance with the original terms. No interest income has been recognized during 1997 on loans that have been accounted for on a non-accrual basis.


SUMMARY OF LOAN LOSS EXPERIENCE

	An analysis of the Bank's loss experience is furnished in the following table for the periods indicated, as well as a breakdown of the allowance for possible loan losses:

           Analysis of the Allowance for Possible Loan Losses

                                                   Years ended
                                                   December 31,
                                                   ------------
                                                1998         1997
                                                ----         ----
                                              (Dollars in thousands)

Balance at beginning of period                 $1,033      $  619
                                                -----       -----
Charge-offs:
  Installment and other loans to individuals      (91)        (77)
  Commercial, financial, agricultural             (37)         (6)
  Real estate - mortgage                          (72)         --
  Real estate - construction                       --          --
  Lease financing                                  --          --
                                                -----       -----
                                                 (200)        (83)

Recoveries:
  Installment and other loans to individuals       16          11
  Commercial, financial, agricultural              --           1
  Real estate - mortgage                           --          --
  Real estate - construction                       --          --
  Lease financing                                  --          --
                                                -----       -----
                                                   16          12

Net charge-offs                                  (184)        (71)
                                                -----       -----
Additions charged to operations                   258         485
                                                -----       -----
Balance at end of period                       $1,107      $1,033
                                                =====       =====
Ratio of net charge-offs during the period to
  average loans out-standing during the
  period                                         0.26%       0.11%
                                                 ====        ====
	At December 31, 1998 the allowance was allocated as follows:

                                                    Percent of loans
                                                    in each category
                                          Amount     to total loans
                                          ------    ----------------
                                            (Dollars in thousands)

Commercial, financial and agricultural    $   485         39.8%
Real estate - construction                    125         10.5%
Real estate - mortgage                        260         28.5%
Installment and other loans to individuals    209         21.0%
Lease financing                                 4          0.2%
Unallocated                                    24          N/A
                                           ------        -----
     Total                                $ 1,107        100.0%
                                           ======        =====

	At December 31, 1997 the allowance was allocated as follows:

                                                    Percent of loans
                                                    in each category
                                          Amount     to total loans
                                          ------    ----------------
                                            (Dollars in thousands)

Commercial, financial and agricultural    $   460         40.2%
Real estate - construction                    106          9.4%
Real estate - mortgage                        255         30.0%
Installment and other loans to individuals    186         20.0%
Lease financing                                 7          0.5%
Unallocated                                    19          N/A
                                           ------        -----
     Total                                $ 1,033        100.0%
                                           ======        =====


LOAN LOSS RESERVE

	In considering the adequacy of the Company's allowance for possible loan losses, management has focused on the fact that as of December 31, 1998, 39.8% of outstanding loans are in the category of commercial loans, which includes commercial real estate loans and agricultural loans. Commercial loans are generally considered by management as having greater risk than other categories of loans in the Company's loan portfolio. However, over 92.0% of these commercial loans at December 31, 1998 were made on a secured basis. Management believes that the secured condition of the preponderant portion of its commercial loan portfolio greatly reduces any risk of loss inherently present in commercial loans.

	The Company's consumer loan portfolio is also well secured.
At December 31, 1998 the majority of the Company's consumer loans were secured by collateral primarily consisting of automobiles, boats and other personal property. Management believes that these loans involve less risk than commercial loans.

	Real estate mortgage loans constituted 28.5% of outstanding loans at December 31, 1998. All loans in this category represent residential real estate mortgages where the amount of the original loan generally does not exceed 80% of the appraised value of the collateral. These loans are considered by management to be well secured with a low risk of loss.

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


INVESTMENTS

	As of December 31, 1998, investment securities comprised approximately 25.4% of the Bank's assets and net loans comprised approximately 68.6% of the Bank's assets. The Bank invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States, including mortgage-backed securities, and other taxable securities. In addition, the Bank enters into Federal Funds transactions with its principal correspondent banks, and acts as a net seller of such funds. The sale of Federal Funds amounts to a short-term loan from the Bank to another bank.

	The following table presents, for the periods indicated, the book value of the Bank's investments, reported by those available for-sale and those held-to-maturity:

                                                   December 31,
                                                   ------------
    Investment Category                        1998            1997
    -------------------                        ----            ----
                                                  (In thousands)
Available-for-Sale:
Obligations for U.S. Treasury
  and other U.S. Agencies                     $19,648         $12,787
Tax-exempt securities                           2,300             479
Federal Reserve Bank Stock                        191             112
Other securities                                2,149             214
                                               ------          ------
Total                                         $24,288         $13,592
                                               ======          ======
Held-to-Maturity:
Obligations for U.S. Treasury
 and other U.S. Agencies                      $   --          $   250
Mortgage backed securities                      1,001             899
Other securities                                1,384           2,479
                                               ------          ------
Total                                         $ 2,385         $ 3,628
                                               ======          ======

	The following table indicates for the year ended December 31, 1998 the amount of investments due in (i) one year or less, (ii) one to five years, (iii) five to ten years, and (iv) over ten years:

                                                    Weighted Average
      Investment Category                Amount        Yield(1)
      -------------------                ------     ----------------
                                         (Dollars in thousands)
Available-for-Sale:
------------------
Obligations of U.S. Treasury
  and other U.S. Agencies:
  0 - 1 Yr.                             $ 5,598         6.05%
  Over 1 through 5 Yrs                   12,641         6.02%
  Over 5 through 10 Yrs                   1,409         5.89%

Tax-exempt securities(1):
  Over 1 through 5 Yrs.                     886         6.21%
  Over 5 through 10 Yrs.                  1,414         7.01%

Mortgage Pools:
  0-1 Yr.                                   319         5.77%
  Over 1 through 5 Yrs.                     772         5.83%
  Over 5 through 10 Yrs                     283         5.69%

Other securities:
  0-1 Yr.                                   499         5.56%
  Over 5 through 10 Yrs.                    276         6.08%

FRB Stock (no maturity)                     191         6.00%
                                         ------
Total                                   $24,288         5.98%
                                         ======
____________________
(1)	The Company has invested in tax-exempt securities.  The yield on
	tax-exempt securities is reported at the tax-equivalent rate.


                                                   Weighted Average
      Investment Category                Amount        Yield(1)
      -------------------                ------    ----------------
                                         (Dollars in thousands)
Held-to-Maturity:
----------------
Mortgage-backed securities:
  0- 1 Yr.                               $  192         6.86%
  Over 1 through 5 Yrs.                     804         6.73%
  Over 10 Yrs.                                5         6.78%

Mortgages Pools:
  0-1 Yr.                                   379         5.96%
  Over 1 through 5 Yrs                    1,005         6.47%
                                         ------         ----
Total:                                  $ 2,385         6.54%
                                         ======         ====


RETURN ON EQUITY AND ASSETS

	Returns on average consolidated assets and average consolidated equity for the periods indicated are as follows:

                                           Years Ended December 31,
                                           ------------------------
                                            1998             1997
                                            ----             ----
Return on Average Assets                    0.97%            0.75%
Return on Average Equity                    8.70%            6.50%
Average Equity to Average Assets Ratio     11.17%           11.63%
Dividend Payout Ratio                        --               --


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

	The Bank sells loan participations to correspondent banks with respect to loans which exceed the Bank's lending limit. As compensation for services provided by a correspondent, the Bank may maintain certain balances with such correspondents in non-interest bearing accounts. At December 31, 1998 the Bank had outstanding participations totaling $1,344,111.


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


FACILITIES

	The Bank's main office is located in an approximately 1,800 square foot facility located at 1600 Curtis Bridge Road in Wilkesboro, North Carolina. The facility includes four teller stations, one office, a vault, a night depository, and a drive-in window. The Bank opened a full service branch, located in North Wilkesboro, in June 1994. This 1,700 square foot facility contains five teller stations, a drive-in window and an operations area. Both facilities are owned by the Bank.
The Company's Millers Creek branch office opened in February 1996. This 2,000 square foot leased facility contains five teller stations, two drive-in windows, a vault, a night depository and safe deposit boxes.

	On August 15, 1997, the Bank opened a full service branch in Taylorsville, North Carolina. In connection with the opening of this branch, the Company purchased 1.6 acres of land and a 22,000 square foot facility in Taylorsville at the intersection of Highway 90 and Highway
16. The Company renovated 5,600 square feet of this facility to house the operations of the Taylorsville branch and intends to renovate and lease the remaining space to other businesses. Approximately 3,600 square feet of the facility is used for the Bank's branch facility and contains six teller stations, two drive-in windows, four offices, a vault, safe deposit boxes, a night depository and an automated teller machine. The remaining 2,000 square feet will be used for future expansion of the Bank.

	The Company also leases 5,000 square feet of office space in the Westfield Village Shopping Center in Wilkesboro, North Carolina. This facility houses certain of the Company's administrative and operational functions.


EMPLOYEES

	The Bank presently employs 34 persons on a full-time basis, including 13 officers and three persons on a part-time basis. The Bank will hire additional persons as needed, including additional tellers and financial service representatives.


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


SUPERVISION AND REGULATION

	The Company and the Bank operate in a highly regulated environment, and their business activities are governed by statute, regulation and administrative policies. The business activities of the Company and the Bank are closely supervised by a number of regulatory agencies, including the Federal Reserve Board, the Comptroller and the Federal Deposit Insurance Corporation ("FDIC").

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

	Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, the Company or any other bank holding company located in North Carolina, is able to acquire a bank located in any other state, and a bank holding company located outside North Carolina can acquire any North Carolina-based bank, in either case subject to certain deposit percentage and other restrictions. The legislation also provides that, unless an individual state has elected to prohibit out-of-state banks from operating interstate branches within its territory, adequately capitalized and managed bank holding companies may consolidate their multistate bank operations into a single bank subsidiary and to branch interstate through acquisitions. De novo branching by an out-of-state bank would be permitted only if it is expressly permitted by the laws of the host state. The authority of a bank to establish and operate branches within a state remains subject to applicable state branching laws. The State of North Carolina permits out-of-state banks to operate branches in North Carolina.

	A bank holding company is generally prohibited from acquiring control of any company which is not a bank and from engaging in any business other than the business of banking or managing and controlling banks. However, there are certain activities which have been identified by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto and thus permissible for bank holding companies. Effective April 21, 1997, the Federal Reserve Board revised and expanded the list of permissible nonbanking activities, which includes the following activities: extending credit and servicing loans; acting as investment or financial advisor to any person, with certain limitations; leasing personal and real property or acting as a broker with respect thereto; providing management and employee benefits consulting advice and career counseling services to nonaffiliated banks and nonbank depository institutions; operating certain nonbank depository institutions; performing certain trust company functions; providing certain agency transactional services, including securities brokerage services, riskless principal transactions, private placement services, and acting as a futures commission merchant; providing data processing and data transmission services; acting as an insurance agent or underwriter with respect to limited types of insurance; performing real estate appraisals; arranging commercial real estate equity financing; providing check-guaranty, collection agency and credit bureau services; engaging in asset management, servicing and collection activities; providing real estate settlement services; acquiring certain debt which is in default; underwriting and dealing in obligations of the United States, the states and their political subdivisions; engaging as a principal in foreign exchange trading and dealing in precious metals; providing other support services such as courier services and the printing and selling of checks; and investing in programs designed to promote community welfare.

	In determining whether an activity is so closely related to banking as to be permissible for bank holding companies, the Federal Reserve
Board is required to consider whether the performance of such activities by a bank holding company or its subsidiaries can reasonably be expected to produce benefits to the public such as greater convenience, increased competition and gains in efficiency, that outweigh such possible adverse effects as undue concentration of resources, decreased or unfair competition, conflicts of interest and unsound banking practices. Generally, bank holding companies are required to obtain prior approval of the Federal Reserve Board to engage in any activity not previously approved by the Federal Reserve Board or to modify in any material respect an activity for which Federal Reserve Board approval has been obtained.

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

	Loans and extensions of credit by national banks are subject to legal lending limitations. Under federal law, a national bank may grant unsecured loans and extensions of credit in an amount up to 15% of its unimpaired capital and surplus to any one person if the loans and extensions of credit are not fully secured by collateral having a market value at least equal to their face amount. In addition, a national bank may grant loans and extensions of credit to any one single person up to 10% of its unimpaired capital and surplus, provided that the transactions are fully secured by readily marketable collateral having a market value determined by reliable and continuously available price quotations at least equal to the amount of funds outstanding. This 10% limitation is separate from, and in addition to, the 15% limitation for unsecured loans. Loans and extensions of credit may exceed the general lending limit if they qualify under one of several exceptions. Such exceptions include certain loans or extensions of credit arising from the discount of commercial or business paper, the purchase of bankers' acceptances, loans secured by documents of title, loans secured by U.S. obligations, loans to or guaranteed by the federal government and loans or extensions of credit that have the approval of the Comptroller and that are made to a financial institution or to any agent in charge of the business and property of the financial institution.

	Both the Company and the Bank are subject to regulatory capital requirements imposed by the Federal Reserve Board and the Comptroller. Both the Federal Reserve Board and the Comptroller have issued risk-based capital guidelines for bank holding companies and banks which make regulatory capital requirements more sensitive to differences in risk profiles of various banking organizations. The capital adequacy guidelines issued by the Federal Reserve Board are applied to bank holding companies on a consolidated basis with the banks owned by the holding company. The Comptroller's risk capital guidelines apply directly to national banks regardless of whether they are a subsidiary of a bank holding company. Both agencies' requirements provide that banking organizations must have capital equivalent to at least 8% of weighted risk assets. The risk weights assigned to assets are based primarily on credit risks. Depending upon the riskiness of a particular asset, it is assigned to a risk category. For example, securities with an unconditional guarantee by the United States government are assigned to the lowest risk category, while a risk weight of 50% is assigned to loans secured by owner-occupied one to four family residential mortgages, provided that certain conditions are met. The aggregate amount of assets assigned to each risk category is multiplied by the risk weight assigned to that category to determine the weighted values, which are added together to determine total risk-weighted assets. At December 31, 1998, the Company's total risk-based capital and tier-one ratios were 17.0% and 15.7%, respectively. Both the Federal Reserve Board and the Comptroller have also implemented minimum capital leverage ratios to be used in tandem with the risk-based guidelines in assessing the overall capital adequacy of banks and bank holding companies. Under these rules, banking institutions are required to maintain a ratio of at least 3% "Tier 1" capital to total assets (net of goodwill, certain intangible assets and certain deferred tax assets). Tier 1 capital includes common stockholders equity, noncumulative perpetual preferred stock and surplus and minority interests in the equity accounts of consolidated subsidiaries.

	Both the risk-based capital guidelines and the leverage ratio are minimum requirements. They are applicable to all banking institutions unless the applicable regulating authority determines that different minimum capital ratios are appropriate for a particular institution based upon its circumstances. Institutions operating at or near these ratios are expected to have well-diversified risk, excellent control systems, high asset quality, high liquidity, good earnings, and in general must be considered strong banking organizations, rated composite 1 under the CAMELS rating system for banks or the BOPEC rating system for bank holding companies. The Comptroller requires that all but the most highly-rated banks and all banks with high levels of risk or experiencing or anticipating significant growth will maintain ratios at least 100 to 200 basis points above the stated minimums. The Federal Reserve Board requires bank holding companies without a BOPEC-1 rating to maintain a ratio of at least 4% Tier 1 capital to total assets; furthermore, banking organizations with supervisory, financial, operational, or managerial weaknesses, as well as organizations that are anticipating or experiencing significant growth, are expected to maintain capital ratios well above the 3% and 4% minimum levels.

	The FDIC adopted a rule substantially similar to that issued by the Federal Reserve Board, establishing a minimum leverage ratio of 3% and providing that FDIC-regulated banks with anything less than a CAMELS-1 rating must maintain a ratio of at least 4%. In addition, the FDIC rule specifies that a depository institution operating with less than the applicable minimum leverage capital requirement will be deemed to be operating in an unsafe and unsound manner unless the institution is in compliance with a plan, submitted to and approved by the FDIC, to increase the ratio to an appropriate level. Finally, the FDIC requires any insured depository institution with a leverage ratio of less than 2% to enter into and be in compliance with a written agreement between it and the FDIC (or the primary regulator, with the FDIC as a party to the agreement). Such an agreement will nearly always contemplate immediate efforts to acquire the capital required to increase the ratio to an appropriate level. Institutions that fail to enter into or maintain compliance with such an agreement will be subject to enforcement action by the FDIC.

	The Comptroller's guidelines provide that intangible assets are generally deducted from Tier 1 capital in calculating a bank's risk-based capital ratio. However, certain intangible assets which meet specified criteria ("qualifying intangibles") are retained as a part of Tier 1 capital. The Comptroller has modified the list of qualifying intangibles, currently including only purchased credit card relationships and mortgage and mon-mortgage servicing assets, whether originated or purchased and excluding any interest-only strips receivable related thereto. Furthermore, the Comptroller's guidelines formerly provided that the amount of such qualifying intangibles that may be included in Tier 1 capital was limited to a maximum of 50% of total Tier 1 capital. The Comptroller has amended its guidelines to increase the limitation on such qualifying intangibles from 50% to 100% of Tier 1 capital, of which no more than 25% may consist of purchased credit card relationships and non-mortgage servicing assets. Furthermore, banks may now deduct from Tier 1 capital disallowed servicing assets on a basis that is net of any associated deferred tax liability. Deferred tax liabilities netted this way may not also be netted against deferred tax assets when determining the amount of deferred tax assets that are dependent upon future taxable income.

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

	The risk-based capital guidelines of the Comptroller, the Federal Reserve Board and the FDIC explicitly include a bank's exposure to declines in the economic value of its capital due to changes in interest rates to ensure that the guidelines take adequate account of interest rate risk. Interest rate risk is the adverse effect that changes in market interest rates may have on a bank's financial condition and is
inherent to the business of banking.   The exposure of a bank's economic
value generally represents the change in the present value of its assets, less the change in the value of its liabilities, plus the change in the value of its interest rate off-balance sheet contracts. Concurrently, the agencies issued a joint policy statement to bankers, effective June 26, 1996, to provide guidance on sound practices for managing interest rate risk. In the policy statement, the agencies emphasize the necessity of adequate oversight by a bank's Board of Directors and senior management and of a comprehensive risk management process. The policy statement also describes the critical factors affecting the agencies' evaluations of a bank's interest rate risk when making a determination of capital adequacy. The agencies' risk assessment approach used to evaluate a bank's capital adequacy for interest rate risk relies on a combination of quantitative and qualitative factors. Banks that are found to have high levels of exposure and/or weak management practices will be directed by the agencies to take corrective action.

	The Comptroller, the Federal Reserve Board and the FDIC recently added a provision to the risk-based capital guidelines that supplements and modifies the usual risk-based capital calculations to ensure that institutions with significant exposure to market risk maintain adequate capital to support that exposure. Market risk is the potential loss to an institution resulting from changes in market prices. The modifications are intended to address two types of market risk: general market risk, which includes changes in general interest rates, equity prices, exchange rates, or commodity prices, and specific market risk, which includes particular risks faced by the individual institution, such as event and default risks. The provision defines a new category of capital, Tier 3, which includes certain types of subordinated debt. The provision automatically applies only to those institutions whose trading activity, on a worldwide consolidated basis, equals either (i) 10% or more of total assets or (ii) $1 billion or more, although the agencies may apply the provision's requirements to any institution for which application of the new standard is deemed necessary or appropriate for safe banking practices. For institutions to which the modifications apply, Tier 3 capital may not be included in the calculation rendering the 8% credit risk ratio; the sum of Tier 2 and Tier 3 capital may not exceed 100% of Tier 1 capital; and Tier 3 capital is used in both the numerator and denominator of the normal risk-based capital ratio calculation to account for the estimated maximum amount that the value of all positions in the institution's trading account, as well as all foreign exchange and commodity positions, could decline within certain parameters set forth in a model defined by the statute. Furthermore, beginning no later than January 1, 1999, covered institutions must "backtest," comparing the actual net trading profit or loss for each of its most recent 250 days against the corresponding measures generated by the statutory model. Once per quarter, the institution must identify the number of times the actual net trading loss exceeded the corresponding measure and must then apply a statutory multiplication factor based on that number for the next quarter's capital charge for market risk.

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

	In response to the directive issued under the Act, the regulators have established regulations which, among other things, prescribe the capital thresholds for each of the five capital categories established under the Act. The following table reflects the capital thresholds:

                                 Total Risk -   Tier 1 Risk -    Tier 1
                                Based Capital   Based Capital   Leverage
                                   Ratio           Ratio         Ratio
                                -------------   -------------   --------
Well capitalized (1)               >= 10%         >= 6%         >= 5%
Adequately capitalized (1)         >=  8%         >= 4%         >= 4% (2)
Undercapitalized (4)                <  8%          < 4%          < 4% (3)
Significantly undercapitalized (4)  <  6%          < 3%          < 3%
Critically undercapitalized            -             -          <= 2% (5)
_________________________________

(1)	An institution must meet all three minimums.
(2)	>=3% for composite 1-rated institutions, subject to appropriate
	federal banking agency guidelines.
(3)	<=3% for composite 1-rated institutions, subject to applicable
	federal banking agency guidelines.
(4)	An institution falls into this category if it is below the
	specified capital level for any of the three capital measures.
(5)	Ratio of tangible equity to total assets.

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


ITEM 2.  DESCRIPTION OF PROPERTY.

	The Bank's main office is located in an approximately 1,800 square foot facility located at 1600 Curtis Bridge Road in Wilkesboro, North Carolina. The facility includes four teller stations, one office, a vault, a night depository, and a drive-in window. The Bank opened a full service branch, located in North Wilkesboro, in June 1994. This 1,700 square foot facility contains five teller stations, a drive-in window and an operations area. Both facilities are owned by the Bank. The Company's Millers Creek branch office opened in February 1996. This 2,000 square foot leased facility contains five teller stations, two drive-in windows, a vault, a night depository and safe deposit boxes.

	On August 15, 1997, the Bank opened a full service branch in Taylorsville, North Carolina. In connection with the opening of this branch, the Company purchased 1.6 acres of land and a 22,000 square foot facility in Taylorsville at the intersection of Highway 90 and Highway
16. The Company renovated 5,600 square feet of this facility to house the operations of the Taylorsville branch and intends to renovate and lease the remaining space to other businesses. Approximately 3,600 square feet of the facility is used for the Bank's branch facility and contains six teller stations, two drive-in windows, four offices, a vault, safe deposit boxes, a night depository and an automated teller machine. The remaining 2,000 square feet will be used for future expansion of the Bank.

	The Company also leases 5,000 square feet of office space in the Westfield Village Shopping Center in Wilkesboro, North Carolina. This facility houses certain of the Company's administrative and operational functions.


ITEM 3.  LEGAL PROCEEDINGS.

	There are no material pending legal proceedings to which the Company is a party or of which any of its properties are subject; nor are there material proceedings known to the Company to be contemplated by any governmental authority; nor are there material proceedings known to the Company in which any director, officer or affiliate or any principal security holder of the Company, or any associate of any of the foregoing is a party or has an interest adverse to the Company.

	On December 23, 1998, the Company settled a proposed derivative action involving the Company and eight of its directors. All claims made by all parties have been dismissed pursuant to the settlement. Under the terms of the settlement agreement, six of the directors of the Company purchased substantially all of the common stock of the Company owned by Edward F. Greene and Stephen B. Greene, and certain of their affiliates. In addition, the Company and two of its directors purchased from Edward F. Greene and Stephen B. Greene all stock purchase warrants and stock options of the Company held by the Greenes. These purchases were completed on February 18, 1999.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

	No matter was submitted during the fourth quarter ended
December 31, 1998 to a vote of security holders of the Company.


                                PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

	A.	Market Information

	During the period covered by this report and to date, there has been no established public trading market for the Company's Common Stock.

	B.	Holders of Common Stock

	As of March 15, 1999, the number of holders of record of the Company's Common Stock was 745.

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


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

	For the years ended December 31, 1998 and 1997, net income amounted to $976,413 and $628,122, respectively. For the years ended December 1998 and 1997, basic income per share amounted to $0.70 and $0.49, respectively, and diluted income per share amounted to $0.61 and $0.40, respectively. During 1998 and 1997, there were outstanding warrants and stock options that were dilutive (i.e., upon exercise, they diluted earnings per share by more than 3%), thus necessitating the disclosure of basic and diluted income per share. Net income in 1998 increased by $348,291 over net income in 1997 primarily due to the following reasons:

	a.	Average earning assets increased from $79.4 million at
December 31, 1997 to $94.0 million at December 31, 1998, representing an increase of $14.6 million, or 18.4%. Below are the various components of average earning assets for the periods indicated:

                                                  December 31,
                                          -------------------------
                                             1998             1997
                                             ----             ----
                                                (In Thousands)
Federal funds sold                        $  1,384         $  1,230
Taxable securities                          21,018           16,373
Non-taxable securities                       1,431               21
Net loans                                   70,207           61,772
                                            ------           ------
Total earning assets                       $94,040          $79,396
                                            ======           ======

	b.	As a consequence of the increase in earning assets, the net
interest income also increased from $3,590,657 for the year ended
December 31, 1997 to $4,320,633 for the year ended December 31, 1998.

	Below are the various components of interest income and expense, as well as their yield/costs for the periods indicated:

                                                 Years Ended
                               December 31, 1998         December 31, 1997
                              -------------------        ------------------
                              Interest      Yield        Interest     Yield
                           Income/expense    Cost     Income/expense   Cost
                           --------------   -----     --------------  -----
                                          (Dollars in Thousands)

Interest income:
---------------
Federal funds sold              $   75       5.42%       $   67        5.44%
Taxable securities               1,308       6.22%        1,057        6.45%
Non-taxable securities              63       6.70%            1        6.67%
Loans                            7,122      10.14%        6,139        9.94%
                                 -----                    -----
     Total                      $8,568       9.11%       $7,264        9.15%
                                 =====                    =====
Interest expense:
----------------
NOW and money market deposits   $  525      3.34%        $  443        3.47%
Savings deposits                    99      2.90%            75        3.12%
Time deposits                    3,605      5.82%         3,140        5.97%
Federal funds and repurchase
  Agreements                        18      4.20%            15        5.11%
                                 -----                    ----
     Total                      $4,247      5.21%        $3,673        5.40%
                                 =====                    =====
     Net interest income        $4,321                   $3,591
                                 =====                    =====
     Net yield on earning assets            4.59%                      4.52%
                                            ====                       ====

	c.	Non-interest income as a percentage of average total assets
for 1998 and 1997 amounted to 0.53% and 0.56%, respectively. The 1998 results are slightly below those of 1997 because of the lower fees and charges earned by Community Mortgage Corporation, a wholly owned subsidiary of the Company ("Community Mortgage"). Non-interest expense, as a percentage of average assets for 1998 and 1997, amounted to 2.92% and 2.81%, respectively. The primary reasons for the increase in expense in 1998, as compared to 1997 are relocation expenses associated with the North Wilkesboro branch and the Company's administrative office, additional personnel expenses and professional fees paid in connection with the shareholder litigation.


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

	The Company's net interest income for 1998 was $4,320,633 as compared to $3,590,657 for 1997. Average yields on earning assets were 9.11% and 9.15% for the years ended December 31, 1998 and 1997, respectively. The average costs of funds for 1998 decreased to 5.21% from the 1997 cost of 5.40%. Net interest yield is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest-earning assets. Net interest yields for the years ended December 31, 1998 and 1997 amounted to 4.59% and 4.52%, respectively. Net interest income for 1998 as compared to 1997 increased by $729,976, primarily due to the increase in average earning assets from $79.4 million in 1997 to $94.0 million in 1998 and due to the increase in net yield on earning assets, from 4.52% in 1997 to 4.59% in 1998.


NON-INTEREST INCOME

	Non-interest income for the years ended December 31, 1998 and 1997 amounted to $529,912 and $465,821, respectively. As a percentage of average assets, non-interest income decreased from 0.56% in 1997 to 0.53% in 1998 primarily because of lower fees earned by Community
Mortgage.

	The following table summarizes the major components of non-interest income for the periods therein indicated:

                                          Year Ended December 31,
                                          -----------------------
                                              1998         1997
                                              ----         ----
                                                (In Thousands)
Service fees on deposit accounts            $   164      $   137
Gain (Loss) on sale of securities                 1           (5)
Fees from Community Mortgage                    244          258
Miscellaneous, other                            121           76
                                             ------       ------
Total non-interest income                   $   530      $   466
                                             ======       ======


NON-INTEREST EXPENSE

	Non-interest expense increased from $2,347,494 during 1997 to $2,930,160 in 1998. As a percent of total average assets, non-interest expense increased from 2.81% in 1997 to 2.92% in 1998. Below are the components of non-interest expense for the years 1998 and 1997.

                                          Year Ended December 31,
                                          -----------------------
                                              1998         1997
                                              ----         ----
                                                (In Thousands)
   Salaries and other personnel benefits    $1,418       $1,215
   Data processing charges                     197          138
   Professional fees                           357          158
   Postage and courier fees                     89           76
   Supplies and printing                       116          114
   Rent and lease expense                      123          117
   Other expenses                              630          529
                                             -----        -----
     Total non-interest expense             $2,930       $2,347
                                             =====        =====

	During 1998, the allowance for loan losses grew from $1,033,393 to $1,106,830. The allowance for loan losses as a percent of gross loans increased from 1.47% at December 31, 1997 to 1.51% at December 31, 1998. As of December 31, 1998, management considers the allowance for loan losses to be adequate to absorb possible future losses. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.


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

	The asset mix of the balance sheet is continually evaluated in terms of several variables: yield, credit quality, appropriate funding sources and liquidity. To effectively manage the liability mix of the balance sheet focuses on expanding the various funding sources. The interest rate sensitivity position at year-end 1998 is presented below. Since all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity.

                                 After
                                 three    After six
                                 months     months  After one
                        Within    but        but     year but   After
                        three    within     within   within     five
                        months  one year  one year  five years  years  Total
                        ------  --------  --------  ----------  -----  -----
EARNING ASSETS                        (Dollars in Thousands)
Loans                   $42,762  $ 4,230  $ 10,727   $13,861  $ 1,647  $73,227
Securities                  327      501     6,159    16,108    3,578   26,673
                         ------   ------   -------    ------   ------   ------
Total earning assets    $43,089  $ 4,731  $ 16,886   $29,969  $ 5,225  $99,900
                         ======   ======   =======    ======   ======   ======

SUPPORTING SOURCES OF FUNDS
Interest-bearing demand
 deposit and savings    $21,021 $   --    $   --     $  --    $   --   $21,021
Certificates,
  less than $100M         9,257   11,779    12,397     5,321      --    38,754
Certificates,
  $100M and over          8,081    6,340     7,439     1,712      --    23,572
                         ------   ------   -------    ------   ------   ------
Total interest-
 bearing liabilities    $38,359 $ 18,119  $ 19,836   $ 7,033  $   --   $83,347
                         ======   ======   =======    ======   ======   ======

Interest rate
 sensitivity gap         $4,730 $(13,388) $ (2,950)  $22,936  $ 5,225  $16,553
Cumulative gap            4,730   (8,658)  (11,608)   11,328   16,553   16,553
Interest rate
 sensitivity gap ratio     1.12     0.26      0.85      4.26     N.A.     1.20
Cumulative interest rate
 sensitivity gap ratio     1.12     0.85      0.85      1.14     1.20     1.20

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

	Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities and to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. These funds can be obtained by converting assets to cash or by attracting new deposits. The Company's primary source of liquidity comes from its ability to maintain and increase deposits through the Bank. Deposits grew by $9.5 million in 1998. Below are the pertinent liquidity balances and ratios for the years ended December 31, 1998 and 1997.
                                                      December 31,
                                                 --------------------
                                                   1998        1997
                                                   ----        ----
                                                (Dollars in Thousands)

   Cash and cash equivalents                     $  3,181     $ 4,034
   Marketable securities                           26,673      17,220
   CDS, over $100,000 to total deposits ratio        25.8%       25.8%
   Loan to deposit ratio                             79.0%       84.6%
   Brokered deposits                                  --          --

	Large denomination certificates during 1998 have increased approximately $2.5 million, but reliance on such certificates to fund normal banking operations has been maintained at a constant level in relation to other sources of funds. At December 31, 1998 and 1997, large denomination certificates accounted for 25.8% of total deposits for each of the above two years. Large denomination CDs are generally more volatile than other deposits. As a result, management continually monitors the competitiveness of the rates it pays on its large denomination CDs and periodically adjusts its rates in accordance with market demands. Significant withdrawals of large denomination CDs may have a material adverse effect on the Bank's liquidity. Management believes that since a majority of the above certificates were obtained from Bank customers residing in Wilkes County, North Carolina, the volatility of such deposits is lower than if such deposits were obtained from depositors residing outside of Wilkes County, as outside depositors are more likely to be interest rate sensitive.

	Securities, particularly securities available-for-sale, provide a secondary source of liquidity. Approximately $7.0 million of the $26.7 million in the Bank's securities portfolio is scheduled to mature during 1999. Additionally, several securities have call dates prior to their maturity dates, thus enhancing the Company's liquidity posture.

	Brokered deposits are deposits instruments, such as certificates of deposits, deposit notes, bank instrument contracts and certain municipal investment contracts that are issued through brokers and dealers who then offer and/or sell these deposit instruments to one or more investors. As of December 31, 1998 and 1997, the Company had no brokered deposits in its portfolio.

	On December 23, 1997, the Company, along with eight of its directors, were sued by Edward F. Greene and Joe Severt, individually and derivatively on behalf of the Company. This lawsuit was dismissed on September 24, 1998. Shortly after the lawsuit was dismissed, the plaintiffs threatened to refile their lawsuit against the Company. On December 23, 1998, the Company settled the proposed derivative action involving the Company and eight of its directors. All claims made by all parties have been dismissed pursuant to the settlement. Under the terms of the settlement agreement, six of the directors of the Company purchased substantially all of the common stock of the Company owned by Edward F. Greene and Stephen B. Greene, and certain of their affiliates.
In addition, the Company and two of its directors purchased from Edward
F. Greene and Stephen B. Greene all stock purchase warrants and stock options of the Company held by the Greenes. These purchases were completed on February 18, 1999. In connection therewith, the Company repurchased 82,986 common stock purchase warrants and options to purchase 20,000 shares of common stock, for a total purchase price of $1,155,100.

	Pursuant to the terms of the settlement agreement, the Company purchased its Curtis Bridge Road bank premises from Edward F. Greene in December 1998 at a purchase price of $314,100, which represents the appraised value of this property.

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

	The table below illustrates the Bank's and Company's regulatory capital ratios at December 31, 1998.

                                                          Minimum
                                                         Regulatory
                                      December 31, 1998  Requirement
                                      -----------------  -----------
Bank
----
Tier 1 Capital                             11.6%            4.0%
Tier 2 Capital                              1.2%            N/A
                                           ----             ---
  Total risk-based capital ratio           12.8%            8.0%
                                           ====             ===

Leverage ratio                              8.7%            3.0%
                                            ===             ===

Company - Consolidated
----------------------
Tier 1 Capital                             15.7%            4.0%
Tier 2 Capital                              1.3%            N/A
                                           ----             ---
  Total risk-based capital ratio           17.0%            8.0%
                                           ====             ===

Leverage ratio                             11.9%            3.0%
                                           ====             ===

	The above ratios indicate that the capital positions of the Company and the Bank are sound and that the Company is well positioned for future growth.


YEAR 2000

	A critical issue affecting companies that rely extensively on electronic data processing systems, such as the Company, is the Year 2000 issue. The Year 2000 issue has arisen due to the widespread use of computer programs that rely on two-digit date codes to perform computations or decision making functions. Many of these programs may fail as a result of their inability to properly interpret date codes beginning January 1, 2000. For example, such programs may misinterpret "00" as the year 1900 rather than the year 2000. In addition, some equipment being controlled by microprocessor chips may not deal appropriately with the year "00." This could result in a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions or engage in similar, normal business activities.

	The Bank primarily uses a third-party vendor for processing its primary banking applications. During 1997, the Bank formed an internal task force, chaired by its Operations Executive, to address the Year 2000 issue, conduct a comprehensive review of the Bank's systems and ensure that the Bank takes any necessary measures. The Bank is currently involved in testing its systems to ensure that they are Year 2000 compliant. Management estimates that the Bank will incur approximately $50,000 in expenditures relating to Year 2000 compliance. As of December 31, 1998, the Company had spent approximately $1,500 to upgrade its software and hardware systems to help ensure that they would be Year 2000 complaint. Further, all third-party vendors have been contacted to provide assurances that their data processing programs and systems are Year 2000 compliant now or will be well in advance of the year 2000. The Company believes that its systems and those of its data processing vendors are currently Year 2000 compliant and does not believe that material expenditures will be necessary to implement any further modifications. However, there can be no assurance that unforseen difficulties or costs will not arise. In addition, there can be no assurance that systems of other companies on which the Company's systems rely, such as the Bank's data processing vendor, will be modified on a timely basis, or that the failure by another company to properly modify its systems will not negatively impact the Company's systems or operations.


ITEM 7.  FINANCIAL STATEMENTS.

	The following financial statements are filed with this report:

	Report of Independent Accountants

	Consolidated Balance Sheet - December 31, 1998

	Consolidated Statements of Income - Years ended December 31, 1998
	and 1997

	Consolidated Statements of Changes in Shareholders' Equity - Years ended December 31, 1998 and 1997

	Consolidated Statements of Cash Flows - Years ended December 31, 1998
	and 1997

	Notes to Consolidated Financial Statements


                       Report of Independent Accountants
                       ---------------------------------

Board of Directors
Community Bancshares, Inc.
Wilkesboro, North Carolina

	We have audited the accompanying consolidated balance sheets of Community Bancshares, Inc. and subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

	In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Community Bancshares, Inc., and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                      /s/ Francis & Company, CPAs

Atlanta, Georgia
March 10, 1999


                            COMMUNITY BANCSHARES,INC.
                           WILKESBORO, NORTH CAROLINA
                           Consolidated Balance Sheets

                                  ASSETS
                                                     As of December 31,
                                                 ---------------------------
                                                     1998           1997
                                                     ----           ----
Cash and due from banks                          $  3,181,025   $  2,534,421
Federal funds sold, net  (Note 3)                      --          1,500,000
                                                  -----------    -----------
  Total cash and cash equivalents                $  3,181,025   $  4,034,421
Securities:  (Notes 2, 4 & 5)
  Available-for-sale at fair value                 24,288,316     13,592,071
Held to maturity (Estimated market
  values of $2,416,622 and $3,644,394 at
  December 31, 1998 and 1997, respectively          2,385,162      3,627,805
Loans, net  (includes loans of  $1,013,866
  (1998) and $2,097,432 (1997) to insiders)
  (Notes 2, 6, 7 & 16)                             72,120,625     69,194,004
Property and equipment, net  (Notes 2 & 8)          2,214,607      1,806,059
Goodwill                                               19,984         26,645
Other assets                                          923,482        794,652
                                                  -----------     ----------
  Total Assets                                   $105,133,201    $93,075,657
                                                  ===========     ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Deposits
  Non-interest bearing deposits                  $  7,959,459    $ 5,910,213
  Interest bearing deposits                        83,347,077     75,869,351
                                                  -----------     ----------
       Total deposits  (Note 10)                 $ 91,306,536    $81,779,564
Other liabilities                                   1,856,731      1,191,085
                                                  -----------     ----------
  Total Liabilities                              $ 93,163,267    $82,970,649
                                                  -----------     ----------

Commitments and Contingencies  (Note 9)

Shareholders' Equity:  (Notes 1, 11 & 15)
Common stock, $3.00 par value, 10,000,000
  shares   authorized, 1,446,984 (1998) and
  1,297,156 (1997) issued and outstanding         $  4,340,952   $ 3,891,468
Paid-in-capital                                      5,769,693     5,380,223
Retained earnings                                    1,767,794       791,381
Unrealized gain on securities, net                      91,495        41,936
                                                   -----------    ----------
   Total Shareholders' Equity                     $ 11,969,934   $10,105,008
                                                   -----------    ----------
   Total Liabilities and Shareholders' Equity     $105,133,201   $93,075,657
                                                   ===========    ==========

           Refer to notes to the consolidated financial statements.


                           COMMUNITY BANCSHARES,INC.
                           WILKESBORO, NORTH CAROLINA
                        Consolidated Statements of Income

                                                  Years Ended December 31,
                                                 -------------------------
                                                     1998           1997
Interest Income:                                     ----           ----
 Interest and fees on loans                      $ 7,121,587   $ 6,138,953
 Interest on investment securities                 1,370,889     1,057,699
 Interest on federal funds sold                       75,344        66,940
                                                  ----------    ----------
    Total interest income                        $ 8,567,820   $ 7,263,592
                                                  ----------    ----------
Interest Expense:
 Interest on deposits and borrowings  (Note 12)  $ 4,247,187   $ 3,672,935
                                                  ----------    ----------

Net interest income                                4,320,633     3,590,657
Provision for possible loan losses  (Note 7)         258,257       485,000
                                                  ----------    ----------
Net interest income after provision for
possible loan losses                             $ 4,062,376   $ 3,105,657
                                                  ----------    ----------
Other Income:
  Gain/(loss) on sale of securities  (Note 4)    $     1,360   $    (4,618)
  Service fees on deposit accounts                   164,058       137,070
  Fees from Community Mortgage                       243,632       257,996
  Miscellaneous, other                               120,862        75,373
                                                  ----------    ----------
      Total other income                         $   529,912   $   465,821
                                                  ----------    ----------
Other Expenses:
  Salaries and benefits                          $ 1,418,436   $ 1,214,956
  Data processing expense                            196,876       137,924
  Professional fees                                  356,612       158,024
  Supplies and printing                              115,719       114,324
  Rent and lease expense                             123,333       116,691
  Postage and courier                                 89,441        76,323
  Other operating expenses  (Note 13)                629,743       529,252
                                                  ----------    ----------
Total other expenses                             $ 2,930,160   $ 2,347,494
                                                  ----------    ----------

Income before income tax                         $ 1,662,128   $ 1,223,984
Income tax  (Notes 2 & 14)                           685,715       595,862
                                                  ----------    ----------

Net income                                       $   976,413   $   628,122

Other comprehensive income, net of tax
  Unrealized holding gains, securities                49,559        34,532
                                                  ----------    ----------

Comprehensive income                             $ 1,025,972   $   662,654
                                                  ==========    ==========

Basic earnings per share  (Note 2)               $       .70   $       .49
                                                  ==========    ==========
Diluted earnings per share (Note 2)              $       .61   $       .40
                                                  ==========    ==========

            Refer to notes to the consolidated financial statements.


                           COMMUNITY BANCSHARES,INC.
                           WILKESBORO, NORTH CAROLINA
           Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1998 and 1997

                  Number   Common      Paid              Unrealized
                   Of      Stock       -in-    Retained    Gain,
                  Shares  Par Value   Capital  Earnings  Securities   Total
                  ------  ---------   -------  --------  ----------   -----
Balance,
  December 31,
  1995           781,786 $2,345,358 $1,868,236 $ (187,710) $17,242 $4,043,126
                 -------  ---------  ---------  ---------   ------  ---------

Net income,
  1996            -   -      -   -     -   -      350,969    -   -    350,969

Net unrealized
  (losses)
  - securities    -   -      -   -     -   -       -   -    (9,838)    (9,838)

Exercise of
  warrants         1,800      5,400      4,500     -   -     -   -      9,900

Exercise of
  Options            800      2,400      5,100     -   -     -   -      7,500

Sale of stock    500,000  1,500,000  3,434,242     -    -    -   -  4,934,242
                 -------  ---------  ---------  ---------   ------  ---------

Balance,
  December 31,
  1996         1,284,386 $3,853,158 $5,312,078 $  163,259 $  7,404 $9,335,899
               ---------  ---------  ---------  ---------   ------  ---------

Net income,
  1997           -   -      -   -      -   -      628,122   -   -     628,122

Net unrealized
  gains
  - securities    -   -     -   -      -   -       -   -     34,532    34,532

Exercise of
  Warrants         2,450      7,350     6,125      -    -    -    -    13,475

Exercise of
 Options          10,320     30,960    62,020      -    -    -    -    92,980
               ---------  ---------  ---------  ---------   ------  ---------

Balance,
  December 31,
  1997         1,297,156 $3,891,468 $5,380,223 $  791,381 $41,936 $10,105,008
               ---------  ---------  ---------  ---------   ------ ----------

Net income,
  1998           -   -      -   -      -   -      976,413    -   -    976,413

Net unrealized
  gains
  - securities   -   -      -   -      -   -       -   -   49,559      49,559

Exercise of
  warrants       147,628    442,884    369,070     -   -     -   -    811,954

Exercise of
  options          2,200      6,600     20,400     -   -     -   -     27,000
               ---------  ---------  ---------  ---------  ------  ----------

Balance,
  December 31,
  1998         1,446,984 $4,340,952 $5,769,693 $1,767,794 $91,495 $11,969,934
               =========  =========  =========  =========  ======  ==========

            Refer to notes to the consolidated financial statements.


                           COMMUNITY BANCSHARES,INC.
                           WILKESBORO, NORTH CAROLINA
                    Consolidated Statements of Cash Flows

                                                Years Ended December 31,
                                                --------------------------
                                                   1998           1997
                                                   ----           ----
Cash flows from operating activities:
Net income                                      $    976,413  $    628,122
  Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization                    104,385        67,249
    Net amortization of premiums on securities        51,214        36,484
    (Gain) on sale or  settlements of securities      (1,360)        4,618
    Provisions for loan losses                       258,257       485,000
(Increase) in other assets                          (129,317)      (58,111)
(Decrease) in liabilities                            (34,354)      266,793
                                                 -----------   -----------
Net cash provided by operating activities       $  1,225,238  $  1,430,155
                                                 -----------   -----------
Cash flows from investing activities:
Available-for-sale securities:
   Proceeds from sale of securities             $    504,687  $  2,051,632
   Proceeds from maturities and paydowns           3,973,984     3,005,042
   Purchase of securities                        (15,175,211)   (7,355,633)
Held-to-maturity securities:
   Purchase of securities                           (538,462)   (1,093,283)
   Maturities and paydowns                         1,781,105     2,889,874
Net increase in loans                             (3,184,878)  (16,892,306)
Purchase of property and equipment                  (505,785)   (1,645,784)
                                                 -----------   -----------
Net cash used in investing activities           $(13,144,560) $(19,040,458)
                                                 -----------   -----------

Cash flows from financing activities:
Proceeds from exercise of options
   and warrants                                 $    838,954  $    106,455
 Borrowings, FHLB                                    700,000       -  -
 Increase in deposits                              9,526,972    17,324,387
                                                 -----------   -----------
Net cash provided from financing activities     $ 11,065,926  $ 17,430,842
                                                 -----------   -----------

Net (decrease) in cash and cash equivalents     $   (853,396) $   (179,461)
Cash and cash equivalents, beginning of year       4,034,421     4,213,882
                                                 -----------   -----------
Cash and cash equivalents, end of year          $  3,181,025  $  4,034,421
                                                 ===========   ===========

Supplemental Information:

Income taxes paid                               $    653,516  $    563,394
                                                 ===========   ===========
Interest paid                                   $  4,339,941  $  3,465,712
                                                 ===========   ===========

           Refer to notes to the consolidated financial statements


                           COMMUNITY BANCSHARES,INC.
                           WILKESBORO, NORTH CAROLINA
                     Notes to Consolidated Financial Statements
                           December 31, 1998 and 1997


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

	In 1990, during its initial stages, the Company filed a Form S-1 Registration Statement with the Securities and Exchange Commission offering for sale a minimum of 365,000 and a maximum of 660,000 shares of its common stock, $6.00 par value per share. During 1995, the Company's Board of Directors declared a two-for-one stock split and reduced the par value of the Company's common stock to $3.00 per share. During 1996, the Company completed the sale of 500,000 shares of its common stock, resulting in net proceeds of $4,934,242. As of December 31, 1998 and 1997, there were 1,446,984 and 1,297,156 shares of common stock, respectively, outstanding.

	In the initial stock sale in 1990, the Company offered warrants to its organizers and to a group of initial subscribers. Each warrant, when surrendered with $5.50 to the Company, is convertible into one share of common stock. The warrants expire ten years from January 17, 1992. At December 31, 1998, there were 235,036 warrants outstanding. The Company also has a stock option plan with 201,496 options outstanding as of December 31, 1998. Details of the option plan are discussed under Notes 11 & 15.

	During 1994, the Company, together with four unrelated banks, established Community Mortgage Corporation ("Community Mortgage") to engage in mortgage related activities as allowed under the Bank Holding Company Act. The Company invested $50,000 in Community Mortgage in exchange for 20% of Community Mortgage's common stock. During 1996 and 1997, the Company acquired additional shares of Community Mortgage, eventually increasing its ownership position to 100% of the voting shares. Community Mortgage's financial statements are included in the Company's consolidated financial statements as of and for the years ended December 31, 1998 and 1997.


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

2. Trading securities. These are securities which are bought and held principally for the purpose of selling in the near future. Trading securities are reported at fair market value, and related unrealized gains and losses are recognized in the income statement. As of December 31, 1998 and 1997, the Company had no securities in this category.

3. Available-for-sale securities. These are securities which are not classified as either held-to-maturity or as trading securities. These securities are reported at fair market value. Unrealized gains and losses are reported, net of tax, as separate components of shareholders' equity. Unrealized gains and losses are excluded from the income statement.

        A decline in the fair value of any available for sale or held to maturity security below cost that is deemed other than temporary, results in a charge to income and the establishment of a new cost basis for the security

        Purchase premiums and discounts on investment securities are amortized and accreted to interest income using the level yield method on the outstanding principal balances. In establishing the accretion of discounts and amortization of premiums, the Company utilizes market based prepayment assumptions. Interest and dividend income are recognized when earned. Realized gains and losses for securities sold are included in income and are derived using the specific identification method for determining the costs of securities sold.

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

	Income Taxes. Income tax expense consists of current and deferred taxes. Current income tax provisions approximate taxes to be paid or refunded for the applicable year. Deferred tax assets and liabilities are recognized on the temporary differences between the bases of assets and liabilities as measured by tax laws and their bases as reported in the financial statements. Deferred tax expense or benefit is then recognized for the change in deferred tax assets or liabilities between periods.

      Recognition of deferred tax balance sheet amounts is based on management's belief that it is more likely than not that the tax benefit associated with certain temporary differences, tax operating loss carryforwards, and tax credits will be realized. A valuation allowance is recorded for those deferred tax items for which it is more likely than not that realization will not occur.

      Statement of Cash Flows. For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased or sold for one day periods.

	Stock Options and Warrants. There are two major accounting standards that address the accounting for stock options/warrants. Entities are allowed to freely choose between the two distinct standards. The first standard, APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") measures stock options/warrants by the intrinsic value method. Under the above method, if the exercise price is the same or above the quoted market price at the date of grant, no compensation expense is recognized. The second standard, SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), may recognize a compensation expense even in cases where the exercise price is the same or above the quoted market price. SFAS 123 takes into account the time value of the options/warrants; that is, the value of being able to defer a decision on whether or not to exercise the option/warrants until the expiration date. The Company follows the accounting standards of APB 25. Had the Company followed the accounting standards of SFAS 123, net income for the years ended December 31, 1998 and 1997 would have been reduced by $22,340 and $23,734, respectively. On a per share basis, basic and diluted earnings per share would have been reduced in each of the above years by $.02.

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

      The following is a reconciliation of net income (the numerator) and the weighted average shares outstanding (the denominator) used in determining basic and diluted EPS for each of the following periods:

                                    Year Ended December 31, 1998
                                    ----------------------------
                                Basic EPS                   Diluted EPS
                          -----------------------    -----------------------
                          Numerator   Denominator    Numerator   Denominator
                          ---------   -----------    ---------   -----------
Net income                $ 976,413                  $ 976,413
Weighted average shares                1,397,041                  1,397,041
Dilutive options,
  warrants, net                                                     206,178
                           --------    ---------      --------    ---------
   Totals                 $ 976,413    1,397,041     $ 976,413    1,603,219
                           ========    =========      ========    =========

EPS                                $.70                       $.61
                                    ===                        ===


                                    Year Ended December 31, 1997
                                    ----------------------------
                                Basic EPS                   Diluted EPS
                          -----------------------    -----------------------
                          Numerator   Denominator    Numerator   Denominator
                          ---------   -----------    ---------   -----------
Net income                $ 628,122                  $ 628,122
Weighted average shares                1,292,264                  1,292,264
Dilutive options,
  warrants, net                                                     273,674
                           --------    ---------      --------    ---------
   Totals                 $ 628,122    1,292,264     $ 628,122    1,565,938
                           ========    =========      ========    =========

EPS                                $.49                       $.40
                                    ===                        ===


        Recent Accounting Pronouncements. Beginning January 1, 1998, the Company adopted the provisions of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which is effective for annual and interim periods beginning after December 15, 1997. This Statement establishes standards for the method that public entities are to use when reporting information about operating segments in annual financial statements and requires that those enterprise reports be issued to shareholders, beginning with annual financial statements in 1998 and for interim and annual financial statements thereafter. SFAS 131 also established standards for related disclosures about products and services, geographic areas and major customers.

	SFAS 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits" revises and standardizes certain disclosures which were required under SFAS 87, 88 and 106. Generally, the new Statement uses a separate but parallel format, eliminates less useful information, requires additional data
deemed useful by analysts, and allows some aggregation of presentation.   This
Statement was adopted by the Company during 1998.

	SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June, 1998 and is effective for all calendar-year entities beginning in January, 2000. This Statement applies to all entities and requires that all derivatives be recognized as assets or liabilities in the balance sheet, at fair values. Gains and losses of derivative instruments not designated as hedges will be recognized in the income statement. The Company has not made an assessment of the expected impact that SFAS 133 will have on its financial statements.


Note 3 - Federal Funds Sold

	  The Bank is required to maintain legal cash reserves computed by applying prescribed percentages to its various types of deposits. When the Bank's cash reserves are in excess of the required amount, the Bank may lend the excess to other banks on a daily basis. At December 31, 1998 and 1997, the Bank sold zero and $1,500,000, respectively, to other banks through the federal funds market.


Note 4 - Securities Available-for-Sale

	The amortized costs and estimated market values of securities available-for-sale as of December 31, 1998 follow:

                                                 Gross
                               Amortized       Unrealized        Estimated
Description                     Costs        Gains    Losses   Market Values
                              -----------  --------  --------  -------------
U.S. Treasury securities      $ 2,765,918  $ 32,802  $ -   -    $ 2,798,720
U.S. Agency securities         16,756,102   102,010    (8,414)   16,849,698
FRB stock                         191,100    -   -     -   -        191,100
Municipal securities            2,276,412    25,954    (2,525)    2,299,841
Mortgage pools                  1,377,225     2,516    (5,438)    1,374,303
Other securities                  773,986       668    -   -        774,654
                               ----------   -------   -------    ----------
    Total securities          $24,140,743  $163,950  $(16,377)  $24,288,316
                               ==========   =======   =======    ==========

        All national banks are required to hold FRB stock. No ready market exists for the FRB stock nor does the stock have a quoted market value. Accordingly, FRB stock is reported at cost.

	The amortized costs and estimated market values of securities available-for-sale as of December 31, 1997 follow:

                                                 Gross
                                 Amortized     Unrealized        Estimated
Description                       Costs      Gains   Losses    Market Values
                              -----------  --------  --------  -------------
U.S. Treasury securities      $ 3,273,964  $ 26,544  $ -   -    $ 3,300,508
U.S. Agency securities          9,449,439    41,827    (4,672)    9,486,594
FRB stock                         112,500    -   -     -   -        112,500
Municipal securities              476,585     2,051    -   -        478,636
Other securities                  216,043    -   -     (2,210)      213,833
                               ----------   -------   -------    ----------
    Total securities          $13,528,531  $ 70,422  $ (6,882)  $13,592,071
                               ==========   =======   =======    ==========

        The amortized costs and estimated market values of securities available-for-sale at December 31, 1998, by contractual maturity, are shown in the following chart. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                Amortized     Estimated
                                                  Costs      Market Values
                                                  -----      -------------
Due in one year or less                        $ 6,372,557    $ 6,416,304
Due after one through five years                14,218,891     14,299,074
Due after five through ten years                 3,358,195      3,381,838
FRB stock (no maturity)                            191,100        191,100
                                                ----------     ----------
    Total securities                           $24,140,743    $24,288,316
                                                ==========     ==========

	Proceeds form sales of securities during 1998 and 1997 were $504,687 and $2,051,632, respectively. Gains of $1,360 (1998) and losses of $4,618 (1997)
were realized on those sales.

	As of December 31, 1998 and 1997, securities with an aggregate par value of $3,500,000 and $2,166,109, respectively, were pledged as collateral to secure public funds.


Note 5 - Securities Held-to-Maturity

        The amortized costs and estimated market values of securities held-to-maturity as of December 31, 1998 follow:

                                                 Gross
                                 Amortized     Unrealized        Estimated
Description                       Costs      Gains   Losses    Market Values
                                ----------  -------  ------    -------------
Mortgage-backed securities     $ 1,000,584  $12,660  $ (212)   $  1,013,032
Mortgage pools                   1,384,578   19,012    -  -       1,403,590
                                ----------   ------   -----     -----------
Total securities               $ 2,385,162  $31,672  $ (212)   $  2,416,622
                                ==========   ======   =====     ===========

	The amortized costs and estimated market values of securities held-to-maturity as of December 31, 1997 follow:

                                                 Gross
                                 Amortized     Unrealized        Estimated
Description                       Costs      Gains   Losses    Market Values
                                ----------  -------  ------    -------------
U.S. Agency securities          $   250,000  $   625 $ -   -   $    250,625
Other securities                    988,146   10,800   (2,638)      996,308
Mortgaged backed
 Securities                         898,615    -   -   (6,067)      892,548
Mortgage pools                     1,491,04   17,531   (3,662)    1,504,913
                                ----------    ------  -------   -----------
    Total securities            $ 3,627,805  $28,956 $(12,367) $  3,644,394
                                ==========    ======  =======   ===========

	The amortized costs and estimated market values of securities held-to-maturity at December 31, 1998, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                Amortized     Estimated
                                                  Costs      Market Values
                                                  -----      -------------
Due in one year or less                        $  571,342     $   573,834
Due after one year through five years           1,809,267       1,838,342
Due after ten years                                 4,553           4,446
                                                ---------      ----------
   Total securities                            $2,385,162     $ 2,416,622
                                                =========      ==========

        At December 31, 1998 and 1997, securities with an aggregate par value of zero and $250,000, respectively, were pledged to secure public deposits.


Note 6 - Loans

	The composition of net loans by major loan category, as of December 31, 1998 and 1997, follows:
                                                        December 31,
                                                  --------------------------
                                                     1998            1997
                                                     ----            ----
Commercial, financial, agricultural               $29,132,567    $28,215,330
Real estate - construction                          7,699,492      6,571,616
Real estate - mortgage                             20,830,973     21,088,303
Installment                                        15,404,781     14,016,280
Lease financing                                       159,642        335,868
                                                   ----------     ----------
Loans, gross                                      $73,227,455    $70,227,397
Deduct:
Allowance for loan losses                          (1,106,830)    (1,033,393)
                                                   ----------     ----------
     Loans, net                                   $72,120,625    $69,194,004
                                                   ==========     ==========

        The Company had no loans which it considered to be impaired other than the loans on which the accrual of interest had been discontinued. The total recorded investment in impaired loans was zero and $95,501 at December 31, 1998 and 1997, respectively. These loans had related allowances for loan losses of approximately zero and $34,600 at December 31, 1998 and 1997, respectively.
The average recorded investment in impaired loans for 1998 and 1997 was $98,406 and $148,053, respectively. There was no significant amount of interest income recognized on impaired loans in 1998 or 1997.


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

      Activity within the allowance for loan losses accounts for the years ended December 31, 1998 and 1997 follows:

                                                 Years ended December 31,
                                                --------------------------
                                                   1998            1997
                                                   ----            ----
Balance, beginning of year                      $1,033,393      $  619,133
Add: Provision for loan losses                     258,257         485,000
Add: Recoveries of previously charged
  off amounts                                       14,897          12,370
                                                 ---------       ---------
   Total                                        $1,306,547      $1,116,503
Deduct:   Amount charged-off                      (199,717)        (83,110)
                                                 ---------       ---------
Balance, end of year                            $1,106,830      $1,033,393
                                                 =========       =========


Note 8 - Property and Equipment

	Building, furniture, equipment, land and leasehold improvements are stated at cost less accumulated depreciation. Components of property and equipment included in the consolidated balance sheets at December 31, 1998 and 1997 follow:
                                                        December 31,
                                                 --------------------------
                                                     1998            1997
                                                     ----            ----
Land                                             $  464,100      $  350,000
Leasehold improvement                               118,090          68,938
Building                                          1,537,333       1,337,332
Furniture and equipment                             408,632         276,423
                                                  ---------       ---------
   Property and equipment, gross                 $2,528,155      $2,032,693
Deduct:
    Accumulated depreciation                       (313,548)       (226,634)
                                                  ---------       ---------
    Property and equipment, net                  $2,214,607      $1,806,059
                                                  =========       =========

	Depreciation expenses for the years ended December 31, 1998 and 1997 amounted to $97,239 and $58,582, respectively. Depreciation is charged to operations over the estimated useful lives of the assets. The estimated useful lives and methods of depreciation for the principal items follow:

        Type of Asset         Life in Years         Depreciation Method
        -------------         -------------         -------------------
   Furniture and equipment      1 to 7                 Straight-line
   Building                       32                   Straight-line
   Leasehold improvements         5                    Straight-line


Note 9 - Commitments and Contingencies

	On December 23, 1998, the Company settled a proposed derivative action involving the Company and eight of its directors. All claims made by all parties have been dismissed pursuant to the settlement. Pursuant to the terms of the settlement agreement on February 18, 1999, six directors agreed to purchase substantially all of the common stock of the Company owned by two other directors and their related interests. In addition, the Company and certain directors agreed to purchase from the above two directors all the Company's warrants and stock options owned by the above two directors. Please refer to Note 22 for additional details.

	Please refer to Notes 1, 11, 15 and 16 concerning warrants and options earned by directors, organizers and executive officers.

	Please refer to Note 16 concerning a contract the Company executed with the Bank's CEO.

	Please refer to Note 16 for the discussion concerning the leases of the Bank's operating facilities.


Note 10 - Deposits

	The following details deposit accounts at December 31, 1998 and 1997:

                                                        December 31,
                                                ----------------------------
                                                     1998            1997
                                                     ----            ----
Non-interest bearing deposits                   $ 7,959,459      $ 5,910,213
 Interest bearing deposits:
     NOW accounts                                 8,219,478        6,241,531
     Money market accounts                        9,016,364        7,699,956
     Savings                                      3,785,727        2,689,560
     Time, less than $100,000                    38,753,556       38,105,637
     Time, $100,000 and over                     23,571,952       21,132,667
                                                 ----------       ----------
        Total deposits                          $91,306,536      $81,779,564
                                                 ==========       ==========


Note 11 - Shareholders' Equity

	In May 1995, the Company's Board of Directors (the "Board") declared a two-for-one stock split, in the form of a 100% stock dividend, to all shareholders of record as of July 3, 1995. As a consequence to the stock split, the par value of the common stock was reduced from $6.00 to $3.00, while the number of outstanding shares was doubled. The Company currently has 10.0 million shares of common stock authorized, 1,446,984 shares of which were issued and outstanding at December 31, 1998. The holders of common stock have no preemptive rights with respects to the issuance of any shares by the Company.

	At December 31, 1998 and 1997, there were 235,036 and 382,664 stock warrants, respectively, outstanding. During 1998 and 1997, 147,628 and 2,450 warrants, respectively, were exercised for $5.50 per share.

	The Company adopted an incentive stock option plan covering 400,000 stock options. At December 31, 1998 and 1997, there were 201,496 and 169,696 stock options, respectively, outstanding. Please refer to Notes 15 & 16 for additional details concerning stock options.

        The Company is authorized to issue up to 1,000,000 shares of preferred stock, $6.00 par value, issuable in series, the relative rights and preferences of which shall be designated by the Board of Directors. The preferred stock may have senior dividend and/or liquidation preferences superior to those of common stock.


Note 12 - Interest on Deposits and Borrowings

	A summary of interest expense for the years ended December 31, 1998 and 1997 follows:
                                                        December 31,
                                                ----------------------------
                                                   1998              1997
                                                   ----              ----
Interest on NOW accounts                        $  260,675        $  170,656
Interest on money market accounts                  264,017           271,844
Interest on savings accounts                        98,985            75,384
Interest on CDs under $100,000                   2,276,718         2,081,309
Interest on CDs $100,000 and over                1,328,642         1,059,156
Interest, other borrowings                          18,150            14,586
                                                 ---------         ---------
   Total interest on deposits and borrowings    $4,247,187        $3,672,935
                                                 =========         =========


Note 13 - Other Operating Expenses

	A summary of other operating expenses for the years ended December 31, 1998 and 1997 follows:
                                                        December 31,
                                                 ---------------------------
                                                     1998             1997
                                                     ----             ----
Advertising and public relations                 $   81,450       $   75,199
Depreciation and amortizaton                        104,385           67,249
Utilities and telephone                              87,343           65,069
Repairs and maintenance                              84,590           61,352
Taxes and licenses                                   66,630           38,117
Regulatory assessments                               48,493           45,724
All other operating expenses                        156,852          176,542
                                                  ---------        ---------
   Total other operating expenses                $  629,743       $  529,252
                                                  =========        =========


Note 14 - Income Taxes

	As of December 31, 1998 and 1997, the Company's provision for income taxes consisted of the following:
                                                        December 31,
                                                   -------------------------
                                                     1998             1997
                                                     ----             ----
Current                                            $721,424         $447,284
Deferred                                             29,577          134,638
Reversal of valuation allowance                     (47,969)           -  -
Loss carryforward,  (benefit)                       (17,317)          13,940
                                                    -------          -------
Federal income tax expense                         $685,715         $595,862
                                                    =======          =======

        Deferred income taxes for the years ended December 31, 1998 and 1997 consist of the following:

                                                     1998             1997
                                                     ----             ----
Provision for loan losses                          $ 24,969         $137,448
Other                                                 4,608           (2,810)
                                                    -------          -------
   Total                                           $ 29,577         $134,638
                                                    =======          =======

	The Company's provision for income taxes differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes. A reconciliation of federal statutory income taxes to the Company's actual income tax provision follows for the year ended December 31, 1998:
                                                             1998
                                                             ----
Income taxes at statutory rate                           $  565,124
State tax, net of Federal benefits                           34,106
Change in valuation allowance                                23,001
Tax-free income                                              24,960
Other                                                        38,524
                                                          ---------
   Total                                                 $  685,715
                                                          =========

        The tax effects of the temporary differences that comprise the net deferred tax assets at December 31, 1998 is presented below:

                                                             1998
                                                             ----
Deferred tax assets:
Allowance for loan losses                                $  348,517
Community Mortgage                                           13,283
Unrealized gain, securities                                 (47,133)
Deferred asset, depreciation                                  6,019
Valuation reserve                                          (330,239)
                                                          ---------
  Net deferred tax asset                                 $   (9,553)
                                                          =========

	There was a net change in the valuation allowance during 1998. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projection for future taxable income over the periods which the temporary differences resulting in the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of those deductible differences, net of the existing valuation allowance at December 31, 1998.


Note 15 - Benefit Plans

	The Company has a savings plan (the "Savings Plan") administered under the provisions of the Internal Revenue Code Section 401(k). During 1998 and 1997, the Company made contributions totaling $31,174 and $29,000 respectively, to the Savings Plan.

	On November 18, 1993, the Bank's Board of Directors adopted a profit sharing plan ("Profit Plan") for the benefit of its employees. There were no transactions relating to this Profit Plan during either 1998 or 1997.

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

                                                   Stock Options
                                              ------------------------
                                               1998             1997
                                               ----             ----
Options granted in past years                 188,296          126,296
Options granted this year                      36,000           62,000
Options exercised in previous years           (17,400)          (7,080)
Options exercised this year                    (2,200)         (10,320)
Options forfeited in previous years            (1,200)          (1,200)
Options forfeited this year                    (2,000)           -   -
                                              -------          -------
Balance, end of year                          201,496          169,696
                                              =======          =======

Options available for grant                   175,704          211,704
                                              =======          =======

	The options entitle their holders to purchase one share of the Company's common stock for an amount between $9.00 to $16.00 each, at a weighted average price of $11.88.


Note 16 - Related Party Transactions

	Employment Agreement with CEO. On February 1, 1995, the Company entered into an Employment Agreement (the "Agreement") with one of its directors pursuant to which he would continue to serve as the President and Chief Executive Officer ("CEO") of both the Company and the Bank. The Agreement is for a term of five years; provided, however, that during each of the first five years, an additional year will be added to the term of the agreement so that the Agreement will expire on February 1, 2005. The Agreement provides for an annual base salary of $84,000, with bonuses to be determined at the discretion of the Board of Directors. The Agreement also provides for certain severance payments to be paid to the CEO in the event of a change in control of the Company. In the events of a change in control and the hiring of a different CEO, the present CEO would be entitled to receive a lump sum cash payment equal to $300,000. In addition, in the event the CEO is terminated by the Company without cause, he would receive during the balance of his term of employment the annual base salary which would otherwise be payable to him had he remained in the employ of the Company. The Agreement also entitles the CEO to other customary benefits, including an automobile allowance, health, life and disability insurance. During each of the calendar years 1998 and 1997, the CEO was granted options to purchase 10,000 shares of the Company's common stock at $10.00 per share. For the years ended December 31, 1998 and 1997, the Company incurred costs of approximately $143,553 and $133,432 respectively, in salary and various benefits relating to the CEO's employment agreements.

	Leases with Directors. On June 27, 1991, the Company executed a lease arrangement for its main operating facility with the owner who also serves as a director of the Company. The lease was renewed with an expiration date of March 1, 1999. The new lease requires a monthly payment of $4,000 plus an annual increase tied to the increase in the Consumer Price Index. Lease expense for the years ended December 31, 1998 and 1997 amounted to $48,455 and $51,658, respectively. During December, 1998, the Company purchased the property for $314,100.

	On November 17, 1993, the Company also entered into a lease arrangement for its North Wilkesboro branch with the owners, who also serve as directors of the Company. The lease terminated in 1998. Lease expense for the years ended December 31, 1998 and 1997 amounted to $17,535 and $21,291.

	Borrowings and Deposits by Directors and Executive Officers. Certain directors, principal officers and companies with which they are affiliated are customers of and have banking transactions with the Bank in the ordinary course of business. As of December 31, 1998 and 1997, loans outstanding to directors, their related interest and executive officers aggregated $1,013,866 and $2,097,432, respectively. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties.

	A summary of the related party loan transactions during 1998 and 1997 follows:

                                               Insider Loan Transactions
                                               -------------------------
                                                  1998          1997
                                                  ----          ----
Balance, beginning of year                     $2,097,432    $1,438,919
New loans                                         158,229     1,965,055
Less: principal reductions                     (1,241,795)   (1,306,542)
                                                ---------     ---------
Balance, end of year                           $1,013,866    $2,097,432
                                                =========     =========

	Deposits by directors and their related interests, as of December 31, 1998 and 1997 approximated $1,831,003 and $1,629,722, respectively.

	Directors/Organizers Stock Warrants: Please refer to Notes 1, 11, 15 and 22 for additional details concerning warrants to directors and organizers.

	Incentive Stock Option Plan to Directors and Key Employees: Please refer to Notes 11 and 15 for additional details.


Note 17 - Fair Value of Financial Instruments

	The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow methods. Those methods are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair market value accounts. Also, the fair value estimates presented herein are based on pertinent information available to management as of December 31, 1998. Such amounts have not been revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

	The following methods and assumptions were used by the Company in estimating fair values of financial instruments as disclosed herein:

	Cash and Due from Banks, Interest-Bearing Deposits with Banks and Federal Funds Sold. The carrying amounts of cash and due from banks, interest-bearing deposits with banks, and Federal funds sold approximate their fair value.

	Available for Sale and Held to Maturity Securities. Fair values for securities are based on quoted market prices.

	Loans. For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. For other loans, the fair values are estimated using discounted cash flow methods, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow methods or underlying collateral values.

	Deposits. The carrying amounts of demand deposits and savings deposits approximate their fair values. Fair values for certificates of deposit are estimated using discounted cash flow methods, using interest rates currently being offered on certificates.

	Off-Balance Sheet Instruments. Fair values of the Company's off-balance sheet financial instruments are based on fees charged to enter into similar agreements. However, commitments to extend credit and standby letters of credit do not represent a significant value to the Company until such commitments are funded. The Company has determined that these instruments do not have a distinguishable fair value and no fair value has been assigned.

	The estimated fair values of the Company's financial instruments were as follows:

                                                December 31, 1998
                                           ---------------------------
                                              Carrying        Fair
                                              --------        ----
Financial assets:
  Cash and due from banks                  $  3,181,025   $  3,181,025
  Securities available for sale              24,288,316     24,288,316
  Securities held to maturity                 2,385,162      2,416,622
  Loans                                      72,120,625     72,051,177

Financial liabilities:
  Deposits                                   91,306,536     91,365,160


Note 18 - Segment Reporting

	The Company's operations include two primary business segments, banking and mortgage activities. The Company, through the Bank, provides traditional banking services including a full range of commercial and consumer banking services. Through Community Mortgage, the Company provides mortgage services including the origination and sale of mortgage loans to various investors, including other financial institutions.

Year Ended             Holding              Community   Elimin-
December 31, 1998        Co.        Bank    Mortgage    ations     Consolidated
-----------------      -------      ----    ---------   -------    ------------

Revenues from
 unaffiliated
 customers         $      745  $  8,726,201 $370,786 $    -  -     $  9,097,732

Revenues from
 affiliates           118,357        -  -     -  -      (118,357)       -  -
                    ---------   -----------  -------  ----------    -----------

   Total revenues  $  119,102  $  8,726,201 $370,786 $  (118,357)  $  9,097,732
                    =========   ===========  =======  ==========    ===========

Income/(loss) from
 operations, before
 tax               $ (254,873) $  1,866,068 $ 50,984 $    -  -     $  1,662,179
                    =========   ===========  =======  ==========    ===========

Indentifiable
 assets, December
 31, 1998          $12,019,913 $103,176,616 $ 53,450 $(10,116,778) $105,133,201
                    =========   ===========  =======  ===========  ===========

Depreciation and
 Amortization      $   31,782  $     68,973 $  3,630 $    -  -     $    104,385
                    =========   ===========  =======  ===========  ===========


Note 19 - Financial Instruments with Off-Balance Sheet Risk

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

	Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 1998 and 1997, unfunded commitments to extend credit were $13,753,424 and $11,977,150, respectively.
The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, farm products, livestock and income producing commercial properties.

	At December 31, 1998 and 1997, commitments under letters of credit was identical at $25,000. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.Collateral varies but may include accounts receivable, inventory, equipment, marketable securities and property. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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


Note 20 - Regulatory Matters

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

	Qualitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 1998, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

	As of December 31, 1998, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as Well Capitalized. To be categorized as Adequately Capitalized or Well Capitalized, the Bank must maintain minimum total risk based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Company's capital category. The actual capital amounts and ratios are also presented in the table below:

                            Minimum Regulatory Capital Guidelines for Banks
                          ------------------------------------------------------
                                               Adequately             Well
(Dollars in thousands)        Actual           Capitalized         Capitalized
                          ---------------    ---------------     ---------------
                          Amount    Ratio    Amount    Ratio     Amount    Ratio
                          ------    -----    ------    -----     ------    -----
As of December 31, 1998:
-----------------------
Total capital-risk-based
(to risk-weighted assets):
   Bank                 $  9,450    12.8%    $5,907  >=  8%      $7,384 >=  10%
   Consolidated           12,921    17.0%     6,088  >=  8%        N/A  >=  N/A

Tier 1 capital-risk-based
(to risk-weighted assets):
   Bank                 $  8,527     11.6%   $2,954  >=  4%      $4,431 >=   6%
   Consolidated           11,970     15.7%    3,044  >=  4%        N/A  >=  N/A

Tier 1 capital-leverage
(to average assets):
   Bank                  $  8,527     8.7%   $3,938  >=  4%      $4,923 >=   5%
   Consolidated            11,970    11.9%    4,016  >=  4%        N/A  >=  N/A


                             Minimum Regulatory Capital Guidelines for Banks
                          ------------------------------------------------------
                                               Adequately             Well
(Dollars in thousands)        Actual           Capitalized         Capitalized
                          ---------------    ---------------     ---------------
                          Amount    Ratio    Amount    Ratio     Amount    Ratio
                          ------    -----    ------    -----     ------    -----
As of December 31, 1997:
-----------------------
Total capital-risk-based
(to risk-weighted assets):
   Bank                 $  8,214    11.8%    $5,559  >=  8%      $6,949 >=  10%
   Consolidated           10,925    15.4%     5,691  >=  8%        N/A  >=  N/A

Tier 1 capital-risk-based
(to risk-weighted assets):
   Bank                 $  7,346     10.6%   $2,780  >=  4%      $4,169 >=   6%
   Consolidated           10,036     14.1%    2,846  >=  4%        N/A  >=  N/A

Tier 1 capital-leverage
(to average assets):
   Bank                  $  7,346     9.1%   $3,228  >=  4%      $4,035 >=   5%
   Consolidated            10,036    12.0%    3,356  >=  4%        N/A  >=  N/A


Note 21 - Dividends

	The primary source of funds available to the Company to pay shareholder dividends and other expenses is from the Bank. Bank regulatory authorities impose restrictions on the amounts of dividends that may be declared by the Bank. Further restrictions could result from a review by regulatory authorities of the Bank's capital adequacy. The amount of cash dividends available from the Bank for payment in 1999 is $1,180,353 plus 1999 net earnings of the Bank. For the years ended December 31, 1998 and 1997, no dividends were paid to shareholders.


Note 22 - Subsequent Event

	Subsequent to December 31, 1998, and prior to the date of this report, The six directors mentioned under Note 9, above, purchased substantially all of the Company's common stock and a number of the Company's warrants owned/held by two other directors and their related interests. Additionally, the Company purchased 82,968 warrants and 20,000 options from the above two directors for an aggregated price of $1,155,100. The warrants and options purchased by the Company were cancelled.


Note 23 - Parent Company Financial Information

	This information should be read in conjunction with the other notes to The consolidated financial statements.

                         Parent Company Balance Sheets

                                                        December 31,
                                                 ---------------------------
Assets                                                1998           1997
                                                      ----           ----
Cash                                             $  1,450,663   $  1,089,954
Investment in Community Mortgage                       47,702         (2,765)
Investment in Bank                                  8,618,413      7,388,500
Property and equipment                              1,883,642      1,594,663
Other assets                                           19,493         57,016
                                                  -----------    -----------
   Total Assets                                  $ 12,019,913   $ 10,127,368
                                                  ===========    ===========

Liabilities and Shareholders' Equity:
Accounts payable                                 $     49,979   $     22,360
                                                  -----------    -----------
   Total Liabilities                             $     49,979   $     22,360
                                                  -----------    -----------

Common stock                                     $  4,340,952   $  3,891,468
Paid-in-capital                                     5,769,693      5,380,223
Retained earnings                                   1,767,794        791,381
Unrealized gain on securities                          91,495         41,936
                                                  -----------    -----------
   Total Shareholders' equity                    $ 11,969,934   $ 10,105,008
                                                  -----------    -----------
   Total Liabilities and
     Shareholders' equity                        $ 12,019,913   $ 10,127,368
                                                  ===========    ===========


                     Parent Company Statements of Income

                                                  Years Ended December 31,
                                                  -------------------------
                                                      1998           1997
Revenues:                                             ----           ----
  Interest income                                 $   63,652     $  106,896
  Rental income                                       55,450          6,600
                                                   ---------      ---------
     Total revenues                               $  119,102     $  113,496
                                                   ---------      ---------

Expenses:
  Depreciation and amortization                   $   31,782     $   15,075
  Professional fees                                  290,613        103,606
  Other expenses                                      51,580         53,868
                                                   ---------      ---------
     Total expenses                               $  373,975     $  172,549
                                                   ---------      ---------

(Loss) before taxes and equity in undistributed
  earnings of subsidiaries                        $ (254,873)    $  (59,053)
Tax (benefit)                                          - -          (24,655)
                                                   ---------      ---------
(Loss) before equity in undistributed earnings
 of subsidiaries                                  $ (254,873)    $  (34,398)
Equity in undistributed earnings of  subsidiaries
                                                   1,231,286        662,520
                                                   ---------      ---------

  Net Income                                      $  976,413     $  628,122
                                                   =========      =========


                       Parent Company Statements of Cash Flows

                                                      Years Ended December 31,
                                                      ------------------------
                                                         1998          1997
Cash flows from operating activities:                    ----          ----
  Net income                                          $  976,413  $    628,122
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Equity in undistributed earnings of subsidiaries (1,231,286)     (665,520)
    Depreciation and amortization                         31,782        15,075
    (Increase) in receivables and other assets            31,327       (29,470)
    Increase in payables                                  27,619        15,160
                                                       ---------    ----------
  Net cash provided by operating activities           $ (164,145)  $   (33,633)
                                                       ---------    ----------

Cash flows from investing activities:
  Purchase of property and equipment                  $ (314,100)  $(1,599,806)
  Investment in Bank                                       - -      (1,000,000)
  Investment in Community Mortgage                         - -          (2,500)
                                                       ---------    ----------
 Net cash used by financing activities                $ (314,100)  $(2,602,306)
                                                       ---------    ----------

Cash flows from financing activities:
  Proceeds from sale of stock                         $     - -    $    - -
  Exercise of warrants/options                           838,954       106,455
                                                       ---------    ----------
Net cash used by financing activities                 $  838,954   $   106,455
                                                       ---------    ----------

Net (decrease) in cash and cash equivalents           $  360,709   $(2,529,484)
Cash and cash equivalents, beginning of the year       1,089,954     3,619,438
                                                       ---------    ----------
Cash and cash equivalents, end of year                $1,450,663   $ 1,089,954
                                                       =========    ==========


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
	   FINANCIAL DISCLOSURE.

	There has been no occurrence requiring a response to this Item.


                                PART III

	The information relating to Items 9, 10, 11 and 12 of this Report will be filed as an amendment to this Report on or before April 30, 1999 or the Company will otherwise have filed a definitive proxy statement involving the election of directors pursuant to Regulation 14A, which definitive proxy statement will contain such information.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

	(a) Exhibits. The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from either (i) a Registration Statement on Form S-1 under the Securities Act of 1933 for the Company, Registration Number 33-36512 (referred to as "S-1"), (ii) the Annual Report on Form 10-K of the Company for the year ended December 31, 1991 (referred to as "1991 10-K"),
(iii) the Annual Report on Form 10-KSB of the Company for the year ended December 31, 1993 (referred to as "1993 10-K"), (iv) the Quarterly Report on Form 10-KSB of the Company for the quarter ended September 30, 1995 (referred to as "10-Q"), (v) a Registration Statement on Form S-2 under the Securities Act of 1933 for the Company, Registration Number 33-99416 (referred to as "S-2"), (vi) the Annual Report on Form 10-KSB for the year ended December 31, 1996 (referred to as "1996 10-K"), or (vii) the Current Report on Form 8-K dated February 18, 1999 (referred to as "8-K"). The exhibit numbers correspond to the exhibit numbers in the referenced document.


    EXHIBIT NO.                      DESCRIPTION OF EXHIBIT

   *3.1        -    Articles of Incorporation dated June 11, 1990 (S-1).

   *3.2        -    Articles of Amendment dated August 21, 1990 (S-1).

   *3.2.1      -    Articles of Amendment dated November 13, 1995 (10-Q).

   *3.3        -    Amended and Restated Bylaws (8-K).

  *10.4        -    Lease Agreement dated June 27, 1991 by and between
                    Registrant and Edward F. and Frances C. Greene, for facility located in Wilkesboro, North Carolina
                    (1991 10-K).

  *10.         -    Lease Agreement dated November 17, 1993 by and between
                    Registrant and Edward F. Greene and Joe D. Severt for facility located in North Wilkesboro, North Carolina
                    (1993 10-K).

  *10.6        -    Employment Agreement, dated February 1, 1995, by and
                    among Community Bancshares, Inc., Wilkes National Bank and Ronald S. Shoemaker (S-2).

   *10.7       -    Lease Agreement dated February 25, 1997 by and between
                    Wilkes National Bank and Edward F. and Francis C. Greene, for facility located at 1600 Curtis Bridge Road, Wilkesboro,
                    North Carolina (1996 10-K).

    21.1       -    Subsidiaries of the Registrant.

    23.1       -    Consent of Francis & Co.

    27.1       -    Financial Data Sheet (for SEC use only).

	(b) Reports on Form 8-K. No reports on Form 8-K were required to be filed for the fourth quarter of 1998.

                                SIGNATURES

	Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              COMMUNITY BANCSHARES, INC.

Dated: March 30, 1999         By:   /s/ Ronald S. Shoemaker
                                    --------------------------------------
                                    Ronald S. Shoemaker
                                    President and Chief Executive
                                    Officer (chief executive,
                                    financial and accounting officer)

	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

             Signature                                     Date

/s/ Brent F. Eller                                    March 30, 1999
--------------------------------------------
   BRENT F. ELLER
   Secretary, Treasurer and Class I Director

/s/ Jack R. Ferguson                                  March 30, 1999
--------------------------------------------
   JACK R. FERGUSON
   Class II Director

/s/ Gilbert R. Miller                                 March 30, 1999
--------------------------------------------
   GILBERT R. MILLER
   Class I Director

/s/ Randy D. Miller                                   March 30, 1999
--------------------------------------------
   RANDY D. MILLER
   Class I Director

/s/ Dwight E. Pardue                                  March 30, 1999
--------------------------------------------
   DWIGHT E. PARDUE
   Class III Director

/s/ Robert F. Ricketts                                March 30, 1999
--------------------------------------------
   ROBERT F. RICKETTS, D.D.S.
   Class II Director

/s/ Rebecca Ann Sebastian                             March 30, 1999
--------------------------------------------
   REBECCA ANN SEBASTIAN
   Class I Director

/s/ R. Colin Shoemaker                                March 30, 1999
--------------------------------------------
   R. COLIN SHOEMAKER
   Class III Director

/s/ Ronald S. Shoemaker                               March 30, 1999
--------------------------------------------
   RONALD S. SHOEMAKER
   President and Class III Director


                                EXHIBIT INDEX


      Exhibit
      Number          Description of Exhibit

       21.1       Subsidiaries of the Registrant.

       23.1       Consent of Francis & Co.

       27.1       Financial Data Schedule (for SEC use only)