Form 10QSB
period 1999-03-31
COMMUNITY BANCSHARES INC /NC/
filed 1999-05-14
CIK 867241

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549
                  ---------------------------
                         FORM 10-QSB

(Mark One)

 X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934
	For the quarterly period ended March 31, 1999.

                              OR

  	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934
	For the transition period from _____________ to ____________
                  Commission File No. 0-22517

                COMMUNITY BANCSHARES, INC.
----------------------------------------------------------------

(Exact name of small business issuer as specified in its charter)


    North Carolina                        56-1693841
------------------------   ------------------------------------
(State of Incorporation)   (I.R.S. Employer Identification No.)

1301 Westwood Lane, Westfield Village Wilkesboro, North Carolina  28679
-----------------------------------------------------------------------
           (Address of Principal Executive Offices)

                          (336) 838-4100
------------------------------------------------------------------
        (Issuer's Telephone Number, Including Area Code)

    1600 Curtis Bridge Road   Wilkesboro, North Carolia  28679
------------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report)

	Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                    Yes  X            No
                        ----             -----

	APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

	Common stock, $3.00 par value per share 1,447,884 shares issued and outstanding as of May 13, 1999.

                         (Page 1 of 14)

PART I - FINANCIAL INFORMATION
         Item 1.  Financial Statements

                        COMMUNITY BANCSHARES, INC.
                        Wilkesboro, North Carolina
                        Consolidated Balance Sheets

                                  ASSETS
                                  ------
                                       March 31,      December 31,
                                         1999            1998
                                      -----------     -----------
                                      (Unaudited)     (Unaudited)
                                      -----------     -----------
Cash and due from banks              $  1,654,692    $  3,181,025
Federal funds sold                      2,200,000            - -
                                      -----------     -----------
  Total cash and cash equivalents    $  3,854,692    $  3,181,025
Securities:
 Available-for-sale,
  at estimated market values           23,429,505      24,288,316
 Held-to-maturity (Estimated market
  values of $2,007,684 (03-31-99)
  and $2,416,622 (12-31-98)             1,984,818       2,385,162
Loans, net                             71,551,863      72,120,625
Property and equipment                  2,190,611       2,214,607
Goodwill                                   18,319          19,984
Other assets                              820,376         923,482
                                      -----------     -----------
  Total Assets                       $103,850,184    $105,133,201
                                      ===========     ===========

                 LIABILITIES AND SHAREHOLDERS' EQUITY
                 ------------------------------------
Liabilities:
------------
Deposits
 Non-interest bearing deposits       $  7,098,461    $  7,959,459
 Interest bearing deposits             83,922,986      83,347,077
                                      -----------     -----------
  Total deposits                     $ 91,021,447    $ 91,306,536
Other liabilities                       1,731,425       1,856,731
                                      -----------     -----------
  Total Liabilities                  $ 92,752,872    $ 93,163,267
                                      -----------     -----------

Commitments & Contingencies

Shareholders' Equity:
---------------------
Common stock - $3.00 par value, 10
 million shares authorized; 1,447,884
 and 1,446,984 shares issued and
 outstanding at March 31, 1999 and
 December 31, 1998, respectively     $  4,343,652    $  4,340,952
Paid-in-capital                         4,620,893       5,769,693
Retained earnings                       2,106,362       1,767,794
Unrealized gain on
 securities available-for-sale             26,405          91,495
                                      -----------     -----------
  Total Shareholders' Equity         $ 11,097,312    $ 11,969,934
                                      -----------     -----------
  Total Liabilities
   and Shareholders' Equity          $103,850,184    $105,133,201
                                      ===========     ===========

         Refer to notes to the consolidated financial statements.

                    COMMUNITY BANCSHARES, INC.
                    Wilkesboro, North Carolina
                  Consolidated Income Statements
                          (Unaudited)
                                             For the quarter
                                             ended March 31,
                                            -----------------
                                            1999         1998
                                            ----         ----
Interest and fees
 on loans and investments               $2,240,746    $2,140,821
Interest expense                           996,212     1,062,706
                                         ---------     ---------
Net interest income                     $1,244,534    $1,078,115

Provision for possible loan losses           5,000       105,000
                                         ---------     ---------
  Net interest income after
   provision for possible loan losses   $1,239,534    $  973,115
                                         ---------     ---------
Other income:
 Service fees and other charges         $   68,651    $   60,120
 Gain on sale of assets                      1,759        34,954
 Gain on sale of securities                  5,184          - -
                                         ---------     ---------
  Total other income                    $   75,594    $   95,074
                                         ---------     ---------
Operating expenses:
 Salaries and benefits                  $  377,070    $  344,305
 Legal and professional                     69,355        62,979
 Depreciation                               28,670        19,290
 Amortization                                1,665         1,665
 Courier and postage                        27,282        24,864
 Rent and land lease expense                12,326        23,318
 Data processing                            52,071        41,649
 Other operating expenses                  191,317       148,078
                                         ---------     ---------
  Total operating expenses              $  759,756    $  666,148
                                         ---------     ---------
Net income before taxes                 $  555,372    $  402,041
                                         ---------     ---------
Income taxes                               216,803       168,900
                                         ---------     ---------
Net income                              $  338,569    $  233,141
                                         ---------     ---------
Other comprehensive
 income, net of tax:
  Unrealized holding gains/(losses)
   on securities available for sale        (65,090)        5,296
                                         ---------     ---------
Comprehensive income                    $  273,479    $  238,437
                                         =========     =========

Basic income per share                  $      .23    $      .18
                                         =========     =========

Diluted income per share                $      .20    $      .15
                                         =========     =========

     Refer to notes to the consolidated financial statements.

                    COMMUNITY BANCSHARES, INC.
                    Wilkesboro, North Carolina
              Consolidated Statements of Cash Flows
                           (Unaudited)

                                                   Three Months Ended
                                                       March 31,
                                                   ------------------
                                                  1999            1998
                                                  ----            ----
Cash flows from operating activities:        $   338,569     $   154,265
                                              ----------      ----------
Cash flows from Investing Activities:
  Purchase of fixed assets                        (4,674)        (29,709)
  Decrease in loans                              563,762          84,640
  Securities:  Available-for-sale
   Sale of securities                          1,521,600            - -
   Purchase of securities                     (2,296,313)     (5,542,928)
   Maturity and paydowns                       1,581,568         990,000
  Securities:  Held-to-maturity
   Purchase of securities                           - -         (538,462)
   Maturity and paydowns                         400,344         382,641
                                              ----------      ----------
Net cash provided by investing activities    $ 1,766,287     $(4,653,818)
                                              ----------      ----------
Cash flows from Financing Activities:
  (Decrease) in deposits                     $  (285,089)    $ 7,396,828
  Cancellation of 82,968 stock
   warrants and 20,000 stock options          (1,155,100)           - -
  Exercise of warrants/options                     9,000          14,200
                                              ----------      ----------
Cash (used by) financing activities           (1,431,189)      7,411,028
                                              ----------      ----------
Net increase in cash and cash equivalents    $   673,667     $ 2,911,475
Cash and cash equivalents,
 beginning of period                           3,181,025       4,034,421
                                              ----------      ----------
Cash and cash equivalents, end of period     $ 3,854,692     $ 6,945,896
                                              ==========      ==========

           Refer to notes to the consolidated financial statements.

                       COMMUNITY BANCSHARES, INC.
                       Wilkesboro, North Carolina
         Notes to Consolidated Financial Statements (Unaudited)
                           March 31, 1999



NOTE 1 - BASIS OF PRESENTATION

	The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December
31, 1999. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 1998.


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

	As of March 31, 1999 and December 31, 1998, there were 1,447,884 and 1,446,984 shares of common stock outstanding, respectively.

	The Company offered warrants to its organizers and to a group of initial subscribers. Each warrant, when surrendered with $5.50 to the Company, is convertible into one share of common stock. The warrants expire ten years from January 17, 1992. At March 31, 1999 and December 31, 1998, there were 152,068 and 235,036 warrants outstanding, respectively. The Company also has a stock option plan with 180,596 and 201,496 options outstanding at March 31, 1999 and December 31, 1998, respectively.


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

	SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits" revises and standardizes certain disclosures which were required under SFAS Nos. 87, 88 and 106. Generally, the new Statement uses a separate but parallel format, eliminates less useful information, requires additional data deemed useful by analysts, and allows some aggregation of presentation. This Statement was adopted by the Company during 1998.

	SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June, 1998 and is effective for all calendar-year entities beginning in January, 2000. This Statement applies to all entities and requires that all derivatives be recognized as assets or liabilities in the balance sheet, at fair values. Gains and losses of derivative instruments not designated as hedges will be recognized in the income statement. The Company has not made an assessment of the expected impact that SFAS No. 133 will have on its financial statements.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

	Total assets decreased by $1.3 million to $103.8 million during the three-month period ended March 31, 1999. The majority of the decrease is attributed to a $.6 million and a $1.3 million reduction in both loans and securities, respectively. Management's recent efforts have focused on improving profitability, especially net interest income, rather than in growing the organization. In attaining this goal, management believes that both asset quality and the pricing of interest sensitive products have both improved.


Liquidity and Sources of Capital

	Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The March 31, 1999 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $3.9 million, representing 3.7% of total assets. Investment securities, which amounted to $25.4 million or 24.5% of total assets, provide a secondary source of liquidity because they can be converted into cash in a timely manner. The subsidiary Bank is a member of the Federal Reserve System and is maintaining relationships with several correspondent banks and, thus, could obtain funds on short notice. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities, so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. There are no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way. The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital requirements by the Bank's primary regulator, the Office of the Comptroller of the Currency.

                            Bank's          Minimum required
                        March 31 1999        by regulator
Leverage ratio                8.6%                4.0%
Risk weighted ratio          12.7%                8.0%

	With respect to the leverage ratio, the regulator expects a minimum of 5.0% to 6.0% ratio for banks that are not rated CAMEL 1. Although the Bank is not rated CAMEL 1, its leverage ratio of 8.6% is well above the required minimum.

	During the first three months of 1999, 900 options were exercised for $9,000. Additionally, the Company purchased 82,968 stock warrants and 20,000 stock options for an aggregate cost of $1,155,100. The above warrants and options were subsequently cancelled by the Company.


Results of Operations

Net income for the three-month period ended March 31, 1999 amounted to $338,569, or $.20 per diluted share. For the three-month period ended March 31, 1998, net income amounted $233,141, or $.15 per diluted share. The following five items are of significance when one compares the March 31, 1999 results to those of March 31, 1998.

a. Net interest income, which represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities, has increased from $1,078,115 for the three-month period ended March 31, 1998 to $1,244,534 for the same period one year later, representing an increase of $166,419, or 15.4%. This increase was attained primarily because of a $8.4 million increase in average earning assets, from $92.0 million for the three-month period ended March 31, 1998 to $100.4 million for the three-month period ended March 31, 1999.

b. The net interest yield, defined as net interest income divided by average interest earning assets, has increased from 4.69% for the three-month period ended March 31, 1998 to 4.96% for the three-month period ended March 31, 1999. Below is pertinent information concerning the yield on earning assets and the cost of funds as of March 31, 1999.

                      Avg. Assets/       Interest           Yield/
     Description      Liabilities     Income/Expense         Cost
     Federal funds    $    873,333       $   10,008           4.58%
     Securities         26,044,544          366,640           5.63%
     Loans              73,513,558        1,864,098          10.14%
                       -----------        ---------          -----
       Total          $100,431,435       $2,240,746           8.92%
                       ===========        =========          =====
     Transactional
      accounts        $ 17,877,686       $  111,908           2.50%
     Savings             3,867,142           19,186           1.98%
     CD's               62,679,866          845,826           5.40%
     Other borrowings    1,103,730           19,292           6.99%
                       -----------        ---------          -----
       Total          $ 85,528,424       $  996,212           4.66%
                       ===========        =========          =====
     Net interest income                $1,244,534
                                         =========
     Net yield on earning assets                             4.96%
                                                             ====

c. Total non-interest income has decreased from $95,074 for the three month period ended March 31, 1998 to $75,594 for the three-month period ended March 31, 1999. If one excludes all gains on sale of assets, non-interest income for the three-month period ended March 31, 1999 would have been $68,651, an amount larger than the $60,120 in non-interest income for the same period one year ago. The increase is attributable primarily to higher volumes and fees with respect to transactional accounts.

d. For the three-month period ended March 31, 1999, operating expenses amounted to $759,756 representing an annualized 2.91% of average assets. By comparison, for the three-month period ended March 31, 1998, operating expenses amounted to $666,148, representing an annualized 2.82% of average assets. The increase in operating expense during 1999 is attributed mainly to salaries, benefits, professional fees and data processing.

e. Provision for loan losses for the three-month period ended March 31, 1999 and 1998 amounted to $5,000 and $105,000, respectively. This significant reduction in the provision for loan losses in 1999 when compared to 1998 had a favorable impact on 1999 profits.

During the three-month period ended March 31, 1999, the allowance for loan losses has grown by approximately $10,000 to $1,116,678. The allowance for loan losses as a percentage of gross loans increased from 1.51% at December 31, 1998 to 1.53% at March 31, 1999 mainly due to the fact that gross loans declined by approximately $550,000 during the three-month period ended March 31, 1999. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

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

	The Bank primarily uses a third-party vendor for processing its primary banking applications. During 1997, the Bank formed an internal task force, chaired by its Operations Executive, to address the Year 2000 issue, conduct a comprehensive review of the Bank's systems and ensure that the Bank takes any necessary measures. The Company has completed testing its systems to ensure that they are Year 2000 compliant. Management estimates that the Bank will incur approximately $50,000 in expenditures relating to Year 2000 compliance. As of March 31, 1999, the Company had spent approximately
$12,000 to upgrade its software and hardware systems to help ensure that they would be Year 2000 compliant. Further, all third-party vendors have provided the Company with documentation confirming that their data processing programs and systems are indeed Year 2000 compliant. The Company does not believe that material expenditures will be necessary to implement any further modifications. However, there can be no assurances that unforseen difficulties or costs will not arise. In addition, there can be no assurance that systems of other companies on which the Company's systems rely, such as the Bank's data processing vendor, will be modified on a timely basis, or that the failure by another company to properly modify its systems will not negatively impact the Company's systems or operations.


	PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

	(a)  Exhibits.
	     27.1 - Financial data schedule (for SEC use only).

	(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended March 31, 1999.


                           SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             COMMUNITY BANCSHARES, INC.
                             (Registrant)


Date: May 13, 1999       BY:  /s/ Ronald S. Shoemaker
      -----------------       ------------------------------
                              Ronald S. Shoemaker
                              President and Chief Executive Officer
                              (Principal Executive, Financial and
                              Accounting Officer)


Financial Data Schedule Submitted Under Item 601(a)(27) of Regulation S-B

This schedule contains summary financial information extracted from Community Bancshares, Inc. unaudited consolidated financial statements for the periods ended March 31, 1999 and 1998 and is qualified in its entirety by reference to such financial statements.

Item Number    Item Description                    Amount
                                                    March 31,
                                           -------------------------
                                                1999         1998
                                                ----         ----
9-03(1)     Cash and due from banks        $  1,654,692  $ 2,895,896
9-03(2)     Interest bearing deposits                 0            0
9-03(3)     Federal funds sold - purchased
             securities for sale              2,200,000    4,050,000
9-03(4)     Trading account assets                    0            0
9-03(6)     Investment and mortgage backed
             securities held for sale        23,429,505   18,150,205
9-03(6)     Investment and mortgage backed
             securities held to maturity -
             carrying value                   1,984,818    3,783,626
9-03(6)     Investment and mortgage backed
             securities held to maturity -
             market value                     2,007,684    3,803,851
9-03(7)     Loans                            72,668,541   70,060,648
9-03(7)(2)  Allowance for losses              1,116,678    1,056,284
9-03(11)    Total assets                    103,850,184  100,656,438
9-03(12)    Deposits                         91,021,447   89,176,392
9-03(13)    Short-term borrowings                     0            0
9-03(15)    Other liabilities                 1,731,425    1,129,714
9-03(16)    Long-term debt                            0            0
9-03(19)    Preferred stock -
             mandatory redemption                     0            0
9-03(20)    Preferred stock -
             no mandatory redemption                  0            0
9-03(21)    Common stock                      4,343,652    3,896,268
9-03(22)    Other stockholders' equity        6,753,660    6,454,064
9-03(23)    Total liabilities and
             stockholders' equity           103,850,184  100,656,438
9-04(1)     Interest and fees on loans        1,864,098    1,793,269
9-04(2)     Interest and dividends
             on investments                     376,648      347,552
9-04(4)     Other interest income                     0            0
9-04(5)     Total interest income             2,240,746    2,140,821
9-04(6)     Interest on deposits                976,920    1,062,706
9-04(9)     Total interest expense              996,212    1,062,706
9-04(10)    Net interest income               1,244,534    1,078,115
9-04(11)    Provision for loan losses             5,000      105,000
9-04(13)(h) Investment securities gains/losses    5,184            0
9-04(14)    Other expenses                      759,756      666,148
9-04(15)    Income/loss before income tax       555,372      402,041
9-04(17)    Income/loss before
             extraordinary items           $    555,372  $   402,041
9-04(18)    Extraordinary items, less tax             0            0
9-04(19)    Cumulative change in
             accounting principles                    0            0
9-04(20)    Net income or loss                  338,569      233,141
9-04(21)    Earnings per share - basic              .23          .18
9-04(21)    Earnings per share - diluted            .20          .15

I.B.5.      Net yield - interest earning
             assets - actual                       4.96%        4.69%
III.C.1(a)  Loans on non-accrual                      0        2,485
III.C.1(b)  Accruing loans past due
             90 days or more                          0       17,113
III.C.1(c)  Troubled debt restructuring               0            0
III.C.2.    Potential problem loans             694,731    1,446,000
IV.A.1      Allowance for loan losses -
             beginning of period              1,106,830    1,033,393
IV.A.2      Total chargeoffs                      3,669       85,111
IV.A.3      Total recoveries                      8,517        3,002
IV.A.4      Allowance for loan losses -
             end of period                    1,116,678    1,056,284
IV.B.1      Loan loss allowance allocated to
             domestic loans                   1,100,000    1,045,000
IV.B.2      Loan loss allowance allocated to
             foreign loans                            0            0
IV.B.3      Loan loss allowance - unallocated    16,678       11,284