Form 10QSB
period 1999-06-30
COMMUNITY BANCSHARES INC /NC/
filed 1999-08-16
CIK 867241

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549
                  ---------------------------
                         FORM 10-QSB

(Mark One)

 X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
---	EXCHANGE ACT OF 1934
	For the quarterly period ended June 30, 1999.

                              OR

  	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
---	SECURITIES EXCHANGE ACT OF 1934
	For the transition period from ________________ to ______________

                      Commission File No. 0-22517

                       COMMUNITY BANCSHARES, INC.
        ---------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


          North Carolina                        56-1693841
       ----------------------     ----------------------------------
      (State of Incorporation)   (I.R.S. Employer Identification No.)

         1301 Westwood Ln.-Westfield Village, Wilkesboro, NC  28697
       -------------------------------------------------------------
                   (Address of Principal Executive Offices)

                             (336) 838-4100
       -------------------------------------------------------------
             (Issuer's Telephone Number, Including Area Code)

                                N/A
       -------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report)

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

	Common stock, $3.00 par value per share 1,466,284 shares issued and outstanding as of August 12, 1999.


                             (Page 1 of 15)

PART I - FINANCIAL INFORMATION

	Item 1.  Financial Statements
      -----------------------------

                       COMMUNITY BANCSHARES, INC.
                       Wilkesboro, North Carolina
                       Consolidated Balance Sheets

                                ASSETS
                                ------
                                       June 30,       December 31,
                                       --------       ------------
                                         1999            1998
                                         ----            ----
                                      (Unaudited)     (Unaudited)
                                       ---------       ---------

Cash and due from banks              $  3,880,371    $  3,181,025
Federal funds sold                           - -             - -
                                      -----------     -----------
  Total cash and cash equivalents    $  3,880,371    $  3,181,025
Securities:
 Available-for-sale,
  at estimated market values           22,003,718      24,288,316
 Held-to-maturity (Estimated market
  values of $1,627,861 (06-30-99)
  and $2,416,622 (12-31-98)             1,627,909       2,385,162
Loans, net                             73,065,988      72,120,625
Property and equipment                  2,184,461       2,214,607
Goodwill                                   16,653          19,984
Other assets                            1,038,237         923,482
                                      -----------     -----------
  Total Assets                       $103,817,337    $105,133,201
                                      ===========     ===========

                    LIABILITIES AND SHAREHOLDERS' EQUITY
                    ------------------------------------
Liabilities:
------------
Deposits
 Non-interest bearing deposits       $  8,596,130    $  7,959,459
 Interest bearing deposits             81,786,654      83,347,077
                                      -----------     -----------
  Total deposits                     $ 90,382,784    $ 91,306,536
Other liabilities                       1,940,125       1,856,731
                                      -----------     -----------
  Total Liabilities                  $ 92,322,909    $ 93,163,267
                                      -----------     -----------

Commitments & Contingencies

Shareholders' Equity:
---------------------
Common stock - $3.00 par value, 10
 million shares authorized; 1,466,284
 and 1,446,984 shares issued and
 outstanding at June 30, 1999 and
 December 31, 1998, respectively     $  4,398,852    $  4,340,952
Paid-in-capital                         4,729,893       5,769,693
Retained earnings                       2,466,007       1,767,794
Unrealized gain on
 securities available-for-sale           (100,324)         91,495
                                      -----------     -----------
  Total Shareholders' Equity         $ 11,494,428    $ 11,969,934
                                      -----------     -----------
  Total Liabilities
   and Shareholders' Equity          $103,817,337    $105,133,201
                                      ===========     ===========

       Refer to notes to the consolidated financial statements.

                    COMMUNITY BANCSHARES, INC.
                    Wilkesboro, North Carolina
                        Income Statements
                           (Unaudited)
                                           For the six months
                                             ended June 30,
                                          -------------------
                                          1999           1998
                                          ----           ----
Interest and fees
 on loans and investments              $4,451,275     $4,353,731
Interest expense                        1,937,520      2,156,205
                                        ---------      ---------
Net interest income                    $2,513,755     $2,197,526
Provision for possible loan losses         50,000        130,000
                                        ---------      ---------
Net interest income (loss) after
 provision for possible loan losses    $2,463,755     $2,067,526
                                        ---------      ---------
Other income:
 Service fees and other charges        $  151,155     $  119,076
 Gain on sale of assets                     1,759         34,954
 Gain/(loss) on sale of securities          9,784          1,360
                                        ---------      ---------
  Total Other Income                   $  162,698     $  155,390
                                        ---------      ---------
Operating expenses:
  Salaries and benefits                $  748,132     $  704,601
  Legal and professional                  123,429        168,145
  Depreciation                             58,296         41,103
  Amortization                              3,331          3,331
  Courier and postage                      53,314         46,924
  Rent and land lease                      24,700         46,597
  Data processing                         105,028         94,321
  Regulatory assessments                   31,500         31,704
  Other operating expenses                312,487        297,944
                                        ---------      ---------
   Total operating expenses            $1,460,217     $1,434,670
                                        ---------      ---------

Income before taxes                    $1,166,236     $  788,246
Income tax                                468,023        336,900
                                        ---------      ---------
Net Income                             $  698,213     $  451,346
                                        ---------      ---------
Other comprehensive
 income, net of tax:
  Unrealized holding gains/(losses)
   on securities available for sale    $ (191,819)    $   (9,029)
                                        ---------      ---------
Comprehensive income                   $  506,394     $  442,317
                                        =========      =========
Basic income per share                 $      .48     $      .33
                                        =========      =========
Diluted income per share               $      .43     $      .30
                                        =========      =========

       Refer to notes to the consolidated financial statements.

                      COMMUNITY BANCSHARES, INC.
                      Wilkesboro, North Carolina
                          Income Statements
                            (Unaudited)
                                          For the three months
                                             ended June 30,
                                          -------------------
                                          1999           1998
                                          ----           ----
Interest and fees
 on loans and investments              $2,210,529     $2,212,910
Interest expense                          941,308      1,093,499
                                        ---------      ---------
Net interest income                    $1,269,221     $1,119,411

Provision for possible loan losses         45,000         25,000
                                        ---------      ---------
Net interest income after
 provision for possible loan losses    $1,224,221     $1,094,411
                                        ---------      ---------
Other income:
 Service fees and other charges        $   82,504     $   58,956
 Gain on sale of assets                      - -            - -
 Gain (loss) on sale of securities          4,600          1,360
                                        ---------      ---------
  Total other income                   $   87,104     $   60,316
                                        ---------      ---------
Operating expenses:
  Salaries and benefits                $  371,061     $  360,296
  Legal and professional                   54,074        105,166
  Depreciation                             29,626         21,813
  Amortization                              1,666          1,666
  Courier and postage                      26,032         22,060
  Rent expense                             12,374         23,279
  Data processing                          52,957         52,672
  Regulatory assessments                   15,750         15,954
  Other operating expenses                136,921        165,616
                                        ---------      ---------
   Total operating expenses            $  700,461     $  768,522
                                        ---------      ---------
Net Income before taxes                $  610,864     $  386,205
Income taxes                              251,220        168,000
                                        ---------      ---------
Net Income                             $  359,644     $  218,205
                                        ---------      ---------
Other comprehensive
 income, net of tax:
  Unrealized holding gains/(losses)
   on securities available for sale    $ (126,729)    $   (7,013)
                                        ---------      ---------
Comprehensive income                   $  232,915     $  211,192
                                        =========      =========
Basic income per share                 $      .25     $      .15
                                        =========      =========
Diluted income per share               $      .23     $      .15
                                        =========      =========

        Refer to notes to the consolidated financial statements.

                     COMMUNITY BANCSHARES, INC.
                     Wilkesboro, North Carolina
                      Statements of Cash Flows
                            (Unaudited)


                                                  Six months ended
                                                       June 30,
                                                  -----------------
                                                  1999         1998
                                                  ----         ----

Cash flows from operating activities:        $   844,619   $   495,552
                                              ----------    ----------
Cash flows from investing activities
  Purchase of equipment                          (28,150)      (75,181)
  (Increase) in loans, net                      (995,363)   (1,417,919)
  Securities, available-for-sale
   Sale of securities                          1,769,535       504,687
   Purchase of securities                     (5,282,774)   (7,569,020)
   Maturities and pay-downs                    5,606,018     2,195,375
  Securities, held-to-maturity
   Purchase of securities                           - -       (538,462)
   Maturities and pay-downs                      757,253       728,109
                                              ----------    ----------
Net cash used in investing activities        $ 1,826,519   $(6,172,411)
                                              ----------    ----------
Cash flows from financing activities
  (Decrease) in deposits                     $  (923,752)  $ 4,643,775
  Cancellation of 82,968 stock
   warrants and 20,000 stock options          (1,155,100)         - -
  Proceeds from exercise
   of warrants/options                           173,200       821,754
                                              ----------    ----------
Net cash (used by) financing activities      $(1,905,652)  $ 5,465,529
                                              ----------    ----------

Net increase in cash and cash equivalents    $    57,280   $  (211,330)
Cash and cash equivalents
 at beginning of period                        3,823,091     4,034,421
                                              ----------    ----------
Cash and cash equivalents at end of period   $ 3,880,371   $ 3,823,091
                                              ==========    ==========

                Refer to notes to the consolidated financial statements.



                         COMMUNITY BANCSHARES, INC.
                         Wilkesboro, North Carolina
           Notes to Consolidated Financial Statements (Unaudited)
                               June 30, 1999


NOTE 1 - BASIS OF PRESENTATION

	The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 1998.


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

	As of June 30, 1999 and December 31, 1998, there were 1,466,284 and 1,446,984 shares of common stock outstanding, respectively.

	The Company offered warrants to its organizers and to a group of initial subscribers. Each warrant, when surrendered with $5.50 to the Company, is convertible into one share of common stock. The warrants expire ten years from January 17, 1992. At June 30, 1999 and December 31, 1998, there were 151,668 and 235,036 warrants outstanding, respectively. The Company also has a stock option plan with 162,596 and 201,496 options outstanding at June 30, 1999 and December 31, 1998, respectively.


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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
RESULTS OF OPERATIONS.
----------------------

Total assets decreased by $1.3 million to $103.8 million during the six-month period ended June 30, 1999. More specifically, cash and cash equivalents increased by $.7 million, net loans increased by $1.0 million but securities decreased by $3.0 million.


Liquidity and Sources of Capital
--------------------------------

Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The June 30, 1999 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $3.9 million, representing 3.7% of total assets. Investment securities, which amounted to $23.6 million or 22.8% of total assets, provide a secondary source of liquidity because they can be converted into cash in a timely manner. The subsidiary Bank is a member of the Federal Reserve System and is maintaining relationships with several correspondent banks and, thus, could obtain funds on short notice. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities, so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. There are no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way. The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital requirements by the Bank's primary regulator, the Office of the Comptroller of the Currency.

                            Bank's       Minimum required
                        June 30, 1999     by regulator
                        -------------    ----------------
Leverage ratio                8.7%             4.0%
Risk weighted ratio          12.8%             8.0%

With respect to the leverage ratio, the regulator expects a minimum of 5.0% to
6.0% ratio for banks that are not rated CAMEL 1.   Although the Bank is not
rated CAMEL 1, its leverage ratio of 8.7% is well above the required minimum.

During the first six months of 1999, 19,300 warrants/options were exercised, resulting in a $173,200 increase in the Company's capital accounts. These funds can be injected into the Bank's capital accounts as management deems appropriate.


Results of Operations
---------------------

For the three-month periods ended June 30, 1999 and 1998, net income amounted to $359,644 and 218,205, respectively. On a per share basis, basic and diluted income for the three-month period ended June 30, 1999 amounted to $.25 and $.23, respectively. For the three-month period ended June 30, 1998, both basic and diluted income per share amounted to $.15. The improvement in net income for the three-month period ended June 30, 1999 as compared to the three-month period ended June 30, 1998, is primarily due to the following:

  (i)	Net interest income increased by approximately $150,000, due to both a higher level of earning assets and higher yields.

 (ii)	Non-interest income increased by approximately $27,000, due to a higher volume of transaction accounts.

(iii)	Operating expenses were approximately $68,000 lower primarily due to lower professional fees (no shareholder litigation in 1999) and no branch rent expense.

Net income for the six-month period ended June 30, 1999 amounted to $698,213, or $.43 per diluted share. For the six-month period ended June 30, 1998, net income amounted to $451,346, or $.30 per diluted share. The following four items are of significance when one compares the June 30, 1999 results to those of June 30, 1998.

a.	Net interest income, which represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities, has increased from $2,197,526 for the six-month period ended June 30, 1998 to $2,513,755 for the same period one year later, representing an increase of $316,229, or 14.4%. This increase was attained primarily because of a $6.6 million increase in average earning assets, from $93.6 million for the six-month period ended June 30, 1998 to $100.2 million for the six-month period ended June 30, 1999.

b.	The net interest yield, defined as net interest income divided by average interest earning assets, has increased from 4.69% for the six-month period ended June 30, 1998 to 5.01% for the six-month period ended June 30, 1999. Below is pertinent information concerning the yield on earning assets and the cost of funds for the six month period ended June 30, 1999.

                 Avg. Assets/       Interest           Yield/
Description      Liabilities     Income/Expense         Cost
-----------      -----------     --------------        ------
Federal funds    $    619,061       $   14,723           4.76%
Securities         25,606,672          710,344           5.55%
Loans              74,004,234        3,726,208          10.07%
                  -----------        ---------          -----
  Total          $100,229,967       $4,451,275           8.88%
                  -----------        ---------          -----

Transactional
 accounts        $ 20,196,501       $  222,404           2.20%
Savings             4,000,004           37,107           1.86%
CD's               61,266,815        1,632,219           5.33%
Other borrowings    1,639,675           45,790           5.59%
                  -----------        ---------          -----
  Total          $ 87,102,995       $1,937,520           4.45%
                  ===========        =========          =====

Net interest income                 $2,513,755
                                     =========
Net yield on earning assets                              5.01%
                                                         ====

c.	Total non-interest income has increased from $155,390 for the six-month period ended June 30, 1998 to $162,698 for the six-month period ended June 30, 1999. While the overall non-interest income increased by only $7,308, or 4.7%, service fees and other charges increased by $32,079, or 26.9%.

d.	For the six-month period ended June 30, 1999, operating expenses amounted to $1,460,217 representing an annualized 2.83% of average assets. By comparison, for the six-month period ended June 30, 1998, operating expenses amounted to $1,434,670, representing an annualized 3.00% of average assets. The decline in operating expenses during 1999 when compared with 1998 is attributed mainly to (i) lower professional expenses and (ii) lower rent expense due to the purchase, in December, 1998 of a banking facility which had been previously rented.

During the six-month period ended June 30, 1999, the allowance for loan losses has grown from $1,107,000 to $1,159,000. The allowance for loan losses as a percentage of gross loans increased from 1.51% at December 31, 1998 to 1.56% at June 30, 1999. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

The Company is not aware of any current recommendation by the regulatory authorities which, if they were to be implemented, would have a material effect on the Company's liquidity, capital resources, or results of operations.


Year 2000
---------

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

	The Bank primarily uses a third-party vendor for processing its primary banking applications. During 1997, the Bank formed an internal task force, chaired by its Operations Executive, to address the Year 2000 issue, conduct a comprehensive review of the Bank's systems and ensure that the Bank takes any necessary measures. The Company has completed testing its systems to ensure that they are Year 2000 compliant. Management estimates that the Bank will incur approximately $50,000 in expenditures relating to Year 2000 compliance.
 As of June 30, 1999, the Company had spent approximately $15,000 to upgrade its software and hardware systems to help ensure that they would be Year 2000 compliant. Further, all third-party vendors have provided the Company with documentation confirming that their data processing programs and systems are indeed Year 2000 compliant. The Company does not believe that material expenditures will be necessary to implement any further modifications.
However, there can be no assurances that unforseen difficulties or costs will not arise. In addition, there can be no assurance that systems of other companies on which the Company's systems rely, such as the Bank's data processing vendor, will be modified on a timely basis, or that the failure by another company to properly modify its systems will not negatively impact the Company's systems or operations.


                     PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Uses of Proceeds
         ------------------------------------------

	On May 26, 1999, one (1) individual exercised warrants to purchase an aggregate of four hundred (400) shares of the Company's common stock. These warrants were exercised at a price of $5.50 per share. The warrants were originally issued in connection with the Company's initial public offering to its organizers and a group of the Company's initial shareholders.

	All issuances of described above were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving a public offering. No underwriter was involved in the transactions and no commissions were paid.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

	(a)  Exhibits.
	     27.1 - Financial data schedule (for SEC use only).

	(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended June 30, 1999.



                           SIGNATURES


	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             COMMUNITY BANCSHARES, INC.
                             --------------------------------------
                             (Registrant)


Date: August 13, 1999    BY:  /s/ Ronald S. Shoemaker
      ---------------         -------------------------------------
                              Ronald S. Shoemaker
                              President and Chief Executive Officer
                              (Principal Executive, Financial and
                               Accounting Officer)


Financial Data Schedule Submitted Under Item 601(a)(27) of Regulation S-B

This schedule contains summary financial information extracted from Community Bancshares, Inc. unaudited consolidated financial statements for the six-month periods ended June 30, 1999 and 1998 and is qualified in its entirety by reference to such financial statements.

Item Number      Item Description                        Amount
-----------      ----------------                        ------
                                                         June 30,
                                                         --------
                                                     1999          1998
                                                     ----          ----
  9-03(1)        Cash and due from banks         $ 3,880,371   $ 3,823,091
  9-03(2)        Interest bearing deposits                 0             0
  9-03(3)        Federal funds sold - purchased
                  securities for sale                      0             0
  9-03(4)        Trading account assets                    0             0
  9-03(6)        Investment and mortgage backed
                  securities held for sale        22,003,718    18,451,704
  9-03(6)        Investment and mortgage backed
                  securities held to maturity -
                  carrying value                   1,627,909     3,406,000
  9-03(6)        Investment and mortgage backed
                  securities held to maturity -
                  market value                     1,627,861     3,415,000
  9-03(7)        Loans                            74,225,486    71,548,915
  9-03(7)(2)     Allowance for losses              1,159,498     1,066,992
  9-03(11)       Total assets                    103,817,337    98,960,169
  9-03(12)       Deposits                         90,382,784    86,423,339
  9-03(13)       Short-term borrowings               992,385             0
  9-03(15)       Other liabilities                   947,740     1,167,751
  9-03(16)       Long-term debt                            0             0
  9-03(19)       Preferred stock -
                  mandatory redemption                     0             0
  9-03(20)       Preferred stock -
                  no mandatory redemption                  0             0
  9-03(21)       Common stock                      4,398,852     4,336,752
  9-03(22)       Other stockholders' equity        7,095,576     7,032,327
  9-03(23)       Total liabilities and
                  stockholders' equity           103,817,337    98,960,169
  9-04(1)        Interest and fees on loans        3,726,208     3,654,202
  9-04(2)        Interest and dividends
                  on investments                     725,067       699,529
  9-04(4)        Other interest income                     0             0
  9-04(5)        Total interest income             4,451,275     4,353,731
  9-04(6)        Interest on deposits              1,891,730     2,147,156
  9-04(9)        Total interest expense            1,937,520     2,156,205
  9-04(10)       Net interest income               2,513,755     2,197,526
  9-04(11)       Provision for loan losses            50,000       130,000
  9-04(13)(h)    Investment securities gains/losses    1,759         1,360
  9-04(14)       Other expenses                    1,460,217     1,434,670
  9-04(15)       Income/loss before income tax     1,166,236       788,246
  9-04(17)       Income/loss before
                  extraordinary items            $ 1,166,236   $   788,246
  9-04(18)       Extraordinary items, less tax             0             0
  9-04(19)       Cumulative change in
                  accounting principles                    0             0
  9-04(20)       Net income or loss                  698,213       451,346
  9-04(21)       Basic earnings per share                .48           .33
  9-04(21)       Diluted earnings per share              .43           .30



  I.B.5.         Net yield - interest earning
                  assets - actual                       5.01%         4.69%
  III.C.1(a)     Loans on non-accrual                      0             0
  III.C.1(b)     Accruing loans past due
                  90 days or more                          0             0
  III.C.1(c)     Troubled debt restructuring               0             0
  III.C.2.       Potential problem loans           2,928,425     2,114,739
  IV.A.1         Allowance for loan losses -
                  beginning of period              1,106,830     1,033,393
  IV.A.2         Total chargeoffs                     10,948       104,301
  IV.A.3         Total recoveries                     13,616         7,900
  IV.A.4         Allowance for loan losses -
                  end of period                    1,159,498     1,066,992
  IV.B.1         Loan loss allowance allocated to
                  domestic loans                   1,140,000     1,050,000
  IV.B.2         Loan loss allowance allocated to
                  foreign loans                            0             0
  IV.B.3         Loan loss allowance - unallocated    19,498        16,992