Form 10QSB
period 1999-09-30
COMMUNITY BANCSHARES INC /NC/
filed 1999-11-15
CIK 867241

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549
                  ---------------------------
                         FORM 10-QSB

(Mark One)

 X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
---	EXCHANGE ACT OF 1934
	For the quarterly period ended September 30, 1999.

                              OR

  	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
---	SECURITIES EXCHANGE ACT OF 1934
	For the transition period from              to
                                     ------------    ----------------
                  Commission File No. 0-22517

                   COMMUNITY BANCSHARES, INC.
---------------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)


     North Carolina                        56-1693841
-----------------------------     ------------------------------------
   (State of Incorporation)      (I.R.S. Employer Identification No.)

       1301 Westwood Ln.-Westfield Village, Wilkesboro, NC  28697
----------------------------------------------------------------------
    (Address of Principal Executive Offices)

                          (336) 838-4100
----------------------------------------------------------------------
      (Issuer's Telephone Number, Including Area Code)

                                N/A
--------------------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report)

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

	Common stock, $3.00 par value per share 1,467,284 shares issued and outstanding as of November 12, 1999.


                                (Page 1 of 15)


PART I - FINANCIAL INFORMATION

	Item 1.  Financial Statements
      -----------------------------

                        COMMUNITY BANCSHARES, INC.
                        Wilkesboro, North Carolina
                        Consolidated Balance Sheets

                                  ASSETS

                                     September 30,    December 31,
                                         1999            1998
                                      (Unaudited)     (Unaudited)
                                     ------------    ------------
Cash and due from banks              $  3,961,983    $  3,181,025
Federal funds sold                      3,800,000            - -
                                      -----------     -----------
  Total cash and cash equivalents    $  7,761,983    $  3,181,025
Securities:
 Available-for-sale,
  at estimated market values           22,858,802      24,288,316
 Held-to-maturity (Estimated market
  values of $1,463,284 (09-30-99)
  and $2,416,622 (12-31-98)             1,467,486       2,385,162
Loans, net                             72,133,837      72,120,625
Property and equipment                  2,175,410       2,214,607
Goodwill                                   14,988          19,984
Other assets                              941,433         923,482
                                      -----------     -----------
  Total Assets                       $107,353,939    $105,133,201
                                      ===========     ===========

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits
 Non-interest bearing deposits       $  8,276,006    $  7,959,459
 Interest bearing deposits             83,521,392      83,347,077
                                      -----------     -----------
  Total deposits                     $ 91,797,398    $ 91,306,536
Borrowings, FHLB                        2,688,689       1,200,000
Other liabilities                         992,114         656,731
                                      -----------     -----------
  Total Liabilities                  $ 95,478,201    $ 93,163,267
                                      -----------     -----------
Commitments & Contingencies

Shareholders' Equity:
Common stock - $3.00 par value, 10
 million shares authorized; 1,467,284
 and 1,446,984 shares issued and
 outstanding at September 30, 1999 and
 December 31, 1998, respectively     $  4,401,852    $  4,340,952
Paid-in-capital                         4,741,893       5,769,693
Retained earnings                       2,846,189       1,767,794
Unrealized gain on
 securities available-for-sale           (114,196)         91,495
                                      -----------     -----------
  Total Shareholders' Equity         $ 11,875,738    $ 11,969,934
                                      -----------     -----------
  Total Liabilities
   and Shareholders' Equity          $107,353,939    $105,133,201
                                      ===========     ===========

	Refer to notes to the consolidated financial statements.


                       COMMUNITY BANCSHARES, INC.
                       Wilkesboro, North Carolina
                            Income Statements
                              (Unaudited)

                                          For the nine months
                                          ended September 30,
                                          --------------------
                                          1999            1998
                                          ----            ----
Interest income                         $6,701,808     $6,580,409
Interest expense                         2,883,902      3,217,495
                                         ---------      ---------
Net interest income                     $3,817,906     $3,362,914

Provision for possible loan losses         120,000        190,000
                                         ---------      ---------

Net interest income after
 provision for possible loan losses     $3,697,906     $3,172,914
                                         ---------      ---------

Other income:
 Service fees and other charges         $  243,153     $  176,586
 Gain on sale of assets                      1,759         34,954
 Gain/(loss) on sale of securities         (15,844)         1,360
                                         ---------      ---------
  Total other income                    $  229,068     $  212,900
                                         ---------      ---------

Operating expenses:
  Salaries and benefits                 $1,134,616     $1,046,988
  Legal and professional                   157,847        254,390
  Depreciation                              84,549         65,041
  Amortization                               4,996          4,996
  Courier and postage                       80,882         72,218
  Rent and land lease expense               39,569         72,136
  Data processing                          151,439        144,146
  Regulatory assessments                    46,775         47,454
  Other operating expenses                 496,457        451,371
                                         ---------      ---------
Total Expenses                          $2,197,130     $2,158,740
                                         ---------      ---------

Income before taxes                     $1,729,844     $1,227,074
Income tax                                 651,449        521,900
                                         ---------      ---------

Net income                              $1,078,395     $  705,174
                                         ---------      ---------

Other comprehensive
 income, net of tax:
  Unrealized holding gains/(losses)
   on securities available for sale     $ (205,691)    $   79,694
                                         ---------      ---------

Comprehensive income                    $  872,704     $  784,868
                                         =========      =========

Basic income per share                  $      .74     $      .51
                                         =========      =========

Diluted income per share                $      .67     $      .49
                                         =========      =========

	Refer to notes to the consolidated financial statements.

                       COMMUNITY BANCSHARES, INC.
                       Wilkesboro, North Carolina
                          Income Statements
                             (Unaudited)

                                          For the three months
                                          ended September 30,
                                          --------------------
                                           1999           1998
                                           ----           ----

Interest income                         $2,250,533     $2,226,678
Interest expense                           946,382      1,061,290
                                         ---------      ---------
Net interest income                     $1,304,151     $1,165,388

Provision for possible loan losses          70,000         60,000
                                         ---------      ---------

Net interest income after
 provision for possible loan losses     $1,234,151     $1,105,388
                                         ---------      ---------

Other income:
 Service fees and other charges         $   91,998     $   57,510
 Gain/(loss) on sale of securities         (25,628)          - -
                                         ---------      ---------
  Total other income                    $   66,370     $   57,510
                                         ---------      ---------

Operating expenses:
  Salaries and benefits                 $  386,484     $  342,387
  Legal and professional                    34,418         86,245
  Depreciation                              26,253         23,938
  Amortization                               1,665          1,665
  Courier and postage                       27,568         25,294
  Rent and land lease expense               14,869         25,539
  Data processing                           46,411         49,825
  Regulatory assessments                    15,275         15,750
  Other operating expenses                 183,970        153,427
                                         ---------      ---------
Total Expenses                          $  736,913     $  724,070
                                         ---------      ---------

Income before taxes                     $  563,608     $  438,828
Income tax                                 183,426        185,000
                                         ---------      ---------

Net income                              $  380,182     $  253,828
                                         ---------      ---------

Other comprehensive
 income, net of tax:
  Unrealized holding gains/(losses)
   on securities available for sale     $  (13,872)    $   88,723
                                         ---------      ---------

Comprehensive income                    $  366,310     $  342,551
                                         =========      =========

Basic income per share                  $      .26     $      .18
                                         =========      =========

Diluted income per share                $      .23     $      .17
                                         =========      =========

	Refer to notes to the consolidated financial statements.

                       COMMUNITY BANCSHARES, INC.
                       Wilkesboro, North Carolina
                        Statements of Cash Flows
                              (Unaudited)


                                                  Nine months ended
                                                    September 30,
                                                  -----------------
                                                 1999          1998
                                                 ----          ----


Cash flows from operating activities:       $  1,605,372  $  1,127,592
                                             -----------   -----------
Cash flows from investing activities:
  Purchase of equipment                          (45,352)     (110,077)
  (Increase) in loans, net                      (133,212)   (1,760,198)
  Securities, available-for-sale
   Sale of securities                          1,767,535       504,687
   Purchase of securities                    (10,508,344)  (11,484,896)
   Maturities and pay-downs                    9,964,632     3,818,414
  Securities, held-to-maturity
   Purchase of securities                       (989,108)     (538,462)
   Maturities and pay-downs                    1,906,784     1,171,144
                                             -----------   -----------

Net cash used in investing activities       $  1,962,935  $ (8,399,388)
                                             -----------   -----------

Cash flows from financing activities:
  Increase in borrowings                    $  1,488,689  $  1,200,000
  Increase in deposits                           490,862     6,021,551
  Cancellation of 82,968
   warrants and 2,000 options                 (1,155,100)         - -
  Proceeds from exercise of warrants/options     188,200       838,954
                                             -----------   -----------
Net cash provided from financing activities $  1,012,651  $  8,060,505
                                             -----------   -----------

Net increase (decrease) in
 cash and cash equivalents                  $  4,580,958  $    788,709
Cash and cash equivalents
 at beginning of period                        3,181,025     4,034,421
                                             -----------   -----------
Cash and cash equivalents at end of period  $  7,761,983  $  4,823,130
                                             ===========   ===========

	Refer to notes to the consolidated financial statements.



                         COMMUNITY BANCSHARES, INC.
                         Wilkesboro, North Carolina
            Notes to Consolidated Financial Statements (Unaudited)
                           September 30, 1999


Note 1 - Basis of Presentation

	The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended september 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 1998.


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

	As of September 30, 1999 and December 31, 1998, there were 1,467,284 and 1,446,984 shares of common stock outstanding, respectively.

	The Company offered warrants to its organizers and to a group of initial subscribers. Each warrant, when surrendered with $5.50 to the Company, is convertible into one share of common stock. The warrants expire ten years from January 17, 1992. At September 30, 1999 and December 31, 1998, there were 150,668 and 235,036 warrants outstanding, respectively. The Company also has a stock option plan with 180,500 and 201,496 options outstanding at September 30, 1999 and December 31, 1998, respectively.


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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
RESULTS OF OPERATIONS.
----------------------

Total assets increased by $2.2 million to $107.4 million during the nine-month period ended September 30, 1999. More specifically, cash and cash equivalents increased by $4.6 million while securities decreased by $2.4 million.


Liquidity and Sources of Capital
--------------------------------

Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The September 30, 1999 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $7.8 million, representing 7.2% of total assets. Investment securities, which amounted to $24.3 million or 22.7% of total assets, provide a secondary source of liquidity because they can be converted into cash in a timely manner. The subsidiary Bank is a member of the Federal Reserve System and is maintaining relationships with several correspondent banks and, thus, could obtain funds on short notice. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities, so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. There are no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way. The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital requirements by the Bank's primary regulator, the Office of the Comptroller of the Currency.

                           Bank's        Minimum required
                     September 30, 1999    by regulator
                     ------------------  ----------------
Leverage ratio                9.1%             4.0%
Risk weighted ratio          13.5%             8.0%

With respect to the leverage ratio, the regulator expects a minimum of 5.0% to
6.0% ratio for banks that are not rated CAMEL 1.   Although the Bank is not
rated CAMEL 1, its leverage ratio of 9.1% is well above the required minimum.

During the first nine months of 1999, 20,300 warrants/options were exercised, resulting in a $188,200 increase in the Company's capital accounts. These funds can be injected into the Bank's capital accounts as management deems appropriate.


Results of Operations
---------------------

Net income for the nine-month period ended September 30, 1999 amounted to $1,078,395, or $.74 per diluted share. For the nine-month period ended September 30, 1998, net income amounted to $705,174, or $.49 per diluted share. The following four items are of significance when one compares the September 30, 1999 results to those of September 30, 1998.

a.	Net interest income, which represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities, has increased from $3,362,914 for the nine-month period ended September 30, 1998 to $3,817,906 for the same period one year later, representing an increase of $454,992, or 13.5%. This increase was attained primarily because of a $5.6 million increase in average earning assets, from $94.1 million for the nine-month period ended September 30, 1998 to $99.7 million for the nine-month period ended September 30, 1999.

b.	The net interest yield, defined as net interest income divided by average interest earning assets, has increased from 4.76% for the nine-month period ended September 30, 1998 to 5.10% for the nine-month period ended September 30, 1999. Below is pertinent information concerning the yield on earning assets and the cost of funds for the nine-month period ended September 30, 1999.

                      Avg. Assets/       Interest           Yield/
     Description      Liabilities     Income/Expense         Cost
     -------------    ------------    --------------        -------
     Federal funds    $    713,919       $   25,864           4.83%
     Securities         24,946,828        1,046,266           5.59%
     Loans              74,012,598        5,629,678          10.14%
                       -----------        ---------          -----
       Total          $ 99,673,345       $6,701,808           8.96%
                       ===========        ---------          -----
     Transactional
      accounts        $ 19,439,757       $  395,427           2.71%
     Savings             4,000,607           54,539           1.82%
     CD's               60,140,192        2,373,180           5.26%
     Other borrowings    1,361,588           60,756           5.95%
                       -----------        ---------          -----

       Total          $ 84,942,144       $2,883,902           4.53%
                       ===========        ---------          -----

     Net interest income                 $3,817,906
                                          =========
      Net yield on earning assets                             5.10%
                                                             =====

c.	Total non-interest income has increased from $212,900 for the nine-month period ended September 30, 1998 to $229,068 for the nine-month period ended September 30, 1999. While the overall non-interest income increased by only $16,168, or 7.6%, service fees and other charges increased by $66,567, or 37.7%.

d.	For the nine-month period ended September 30, 1999, operating expenses amounted to $2,197,130 representing an annualized 2.76% of average assets. By comparison, for the nine-month period ended September 30, 1998, operating expenses amounted to $2,158,740, representing an annualized 2.86% of average assets. The decline in operating expenses during 1999 when compared with 1998 is attributed mainly to (i) lower professional expenses and (ii) lower rent expense due to the purchase, in December, 1998 of a banking facility which had been previously rented.

For the three-month periods ended September 30, 1999 and 1998, net income amounted to $380,182 and $253,828, respectively. On a per share basis, basic and diluted income for the three-month period ended September 30, 1999 amounted to $.26 and $.23, respectively. For the three-month period ended September 30, 1998, both basic and diluted income per share amounted to $.18 and $.17, respectively. The improvement in net income for the three-month period ended September 30, 1999 as compared to the three-month period ended September 30, 1998, is primarily due to the following:

  (i)	 Net interest income increased by approximately $139,000, due to both a higher level of earning assets and higher yields.

 (ii)	 Non-interest income increased by approximately $9,000, due to a higher volume of transaction accounts.

 (iii) The increase in net interest income and non-interest income was partially offset by increased operating expenses which were approximately $13,000 higher, representing an annual increase of 7.1%.

During the nine-month period ended September 30, 1999, the allowance for loan losses has grown from $1,107,000 to $1,229,362. The allowance for loan losses as a percentage of gross loans increased from 1.51% at December 31, 1998 to 1.67% at September 30, 1999. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

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

	The Bank primarily uses a third-party vendor for processing its primary banking applications. During 1997, the Bank formed an internal task force, chaired by its Operations Executive, to address the Year 2000 issue, conduct a comprehensive review of the Bank's systems and ensure that the Bank takes any necessary measures. The Company has completed testing its systems to ensure that they are Year 2000 compliant. Management estimates that the Bank will incur approximately $50,000 in expenditures relating to Year 2000 compliance.
 As of September 30, 1999, the Company had spent approximately $17,000 to upgrade its software and hardware systems to help ensure that they would be Year 2000 compliant. Further, all third-party vendors have provided the Company with documentation confirming that their data processing programs and systems are indeed Year 2000 compliant. The Company does not believe that material expenditures will be necessary to implement any further modifications. However, there can be no assurances that unforseen difficulties or costs will not arise. In addition, there can be no assurance that systems of other companies on which the Company's systems rely, such as the Bank's data processing vendor, will be modified on a timely basis, or that the failure by another company to properly modify its systems will not negatively impact the Company's systems or operations.


                         PART II.  OTHER INFORMATION


Item 2.  Changes in securities and uses of proceeds
---------------------------------------------------

On September 20, 1999, one (1) individual exercised warrants to purchase an aggregate of one thousand (1,000) shares of the Company's common stock. These warrants were exercised at a price of $5.50 per share. The warrants were originally issued in connection with the Company's initial public offering to its organizers and a group of the Company's initial shareholders.

All issuances described above were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving a public offering. No underwriter was involved in the transaction and no commissions were paid.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

		(a)  Exhibits.
		     27.1 - Financial data schedule (for SEC use only).

            (b) Reports on Form 8-K.  There were no reports on Form 8-K filed during the quarter ended September 30, 1999.


                                  SIGNATURES


	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             COMMUNITY BANCSHARES, INC.
                             ----------------------------------------------
                             (Registrant)


Date: November 12, 1999  BY:  /s/ Ronald S. Shoemaker
      -----------------      ----------------------------------------------
                             Ronald S. Shoemaker
                             President and Chief Executive Officer
                             (Principal Executive, Financial and Accounting
                             Officer)

Exhibit 27.1
------------

Financial Data Schedule Submitted Under Item 601(a)(27) of Regulation S-B

	This schedule contains summary financial information extracted from Community Bancshares, Inc. unaudited consolidated financial statements for the nine-month periods ended September 30, 1998 and 1997 and is qualified in its entirety by reference to such financial statements.

Item Number      Item Description                            Amount
-----------      ----------------                         September 30,
                                                        ------------------
                                                       1999         1998
                                                       ----         ----
9-03(1)        Cash and due from banks            $  3,961,983 $  4,823,130
9-03(2)        Interest bearing deposits                     0            0
9-03(3)        Federal funds sold - purchased
                  securities for sale                        0            0
9-03(4)        Trading account assets                        0            0
9-03(6)        Investment and mortgage backed
                  securities held for sale          22,858,802   20,597,548
9-03(6)        Investment and mortgage backed
                  securities held to maturity -
                  carrying value                     1,467,486    2,995,123
9-03(6)        Investment and mortgage backed
                  securities held to maturity -
                  market value                       1,463,284    3,039,094
9-03(7)        Loans                                73,363,199   71,862,039
9-03(7)(2)     Allowance for losses                  1,229,362    1,097,837
9-03(11)       Total assets                        107,353,939  102,053,938
9-03(12)       Deposits                             91,797,398   87,801,115
9-03(13)       Short-term borrowings                 2,688,689    1,200,000
9-03(15)       Other liabilities                       992,114    1,323,993
9-03(16)       Long-term debt                                0            0
9-03(19)       Preferred stock -
                  mandatory redemption                       0            0
9-03(20)       Preferred stock -
                  no mandatory redemption                    0            0
9-03(21)       Common stock                          4,401,852    4,340,952
9-03(22)       Other stockholders' equity            7,473,886    7,387,878
9-03(23)       Total liabilities and
                  stockholders' equity             107,353,939  102,053,938
9-04(1)        Interest and fees on loans            5,629,679    5,529,731
9-04(2)        Interest and dividends
                  on investments                     1,072,129    1,050,678
9-04(4)        Other interest income                         0            0
9-04(5)        Total interest income                 6,701,808    6,580,409
9-04(6)        Interest on deposits                  2,823,247    3,211,733
9-04(9)        Total interest expense                2,883,902    3,217,495
9-04(10)       Net interest income                   3,817,906    3,362,914
9-04(11)       Provision for loan losses               120,000      190,000
9-04(13)(h)    Investment securities gains/losses      (15,844)       1,360
9-04(14)       Other expenses                        2,197,130    2,158,740
9-04(15)       Income/loss before income tax         1,729,844    1,227,074
9-04(17)       Income/loss before
                  extraordinary items             $  1,729,844    1,227,074
9-04(18)       Extraordinary items, less tax                 0            0
9-04(19)       Cumulative change in
                  accounting principles                      0            0
9-04(20)       Net income or loss                    1,078,395      705,174
9-04(21)       Earnings per share - primary                .74          .51
9-04(21)       Earnings per share - fully diluted          .67          .49

I.B.5.         Net yield - interest earning
                  assets - actual                         5.10%        4.76%
III.C.1(a)     Loans on non-accrual                     75,815       48,363
III.C.1(b)     Accruing loans past due
                  90 days or more                            0            0
III.C.1(c)     Troubled debt restructuring                   0            0
III.C.2.       Potential problem loans               1,806,110    2,131,986
IV.A.1         Allowance for loan losses -
                  beginning of period                1,106,830    1,033,393
IV.A.2         Total chargeoffs                         13,482      133,770
IV.A.3         Total recoveries                         16,014        8,214
IV.A.4         Allowance for loan losses -
                  end of period                      1,229,362    1,097,837
IV.B.1         Loan loss allowance allocated to
                  domestic loans                     1,170,000    1,025,941
IV.B.2         Loan loss allowance allocated to
                  foreign loans                              0            0
IV.B.3         Loan loss allowance - unallocated        59,362       71,896