Form 10KSB
period 1999-12-31
COMMUNITY BANCSHARES INC /NC/
filed 2000-03-30
CIK 867241

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                ------------------------------------------------

                                FORM 10-KSB
                ------------------------------------------------

                Annual Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

                 For the Fiscal Year Ended December 31, 1999
                ------------------------------------------------

                       Commission File Number 0-22517

                         COMMUNITY BANCSHARES, INC.

                         A North Carolina Corporation
                  (IRS Employer Identification No. 56-1693841)
                     1301 Westwood Lane -- Westfield Village
                         Wilkesboro, North Carolina  28697
                               (336) 903-0600
                ------------------------------------------------

                 Securities Registered Pursuant to Section 12(b)
                     of the Securities Exchange Act of 1934:

                                    None
                ------------------------------------------------

                Securities Registered Pursuant to Section 12(g)
                   of the Securities Exchange Act of 1934:

                          Common Stock, $3.00 par value
                -----------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes    X     No
                                           -----       ----

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenue for the fiscal year ended December 31, 1999:  $ 9,296,154
                                                       ----------

The aggregate market value of the Common Stock of the Registrant held by nonaffiliates of the Registrant (1,467,384 shares) on March 27, 2000, was approximately $24,945,528. As of such date, no organized trading market existed for the Common Stock of the registrant. The aggregate market value was computed by reference to the book value of the Common Stock of the Registrant as of December 31, 1999. For the purposes of this response, directors, officers and holders of 5% or more of the Registrant's Common Stock are considered the affiliates of the Registrant at that date.

The number of shares outstanding of the Registrant's Common Stock, as of March 27, 2000: 1,467,384 shares of $3.00 par value Common Stock.

                          DOCUMENTS INCORPORATED BY REFERENCE
                          -----------------------------------

Portions of the Registrant's definitive proxy statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders scheduled to be held on May 23, 2000 are incorporated by reference to Items 9, 10, 11 and 12 of this Report.

Transitional Small Business Disclosure Format (check one)
Yes     No   X
    ---     ----

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

	Certain statements in this Annual Report on Form 10-KSB contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally can be identified by the use of forward-looking terminology, such as "may," "will," "expect," "estimate," "anticipate," "believe," "target," "plan," "project," or "continue" or the negatives thereof or other variations thereon or similar terminology, and are made on the basis of management's plans and current analyses of the Company, its business and the industry as a whole. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors, in some cases, have affected, and in the future could affect, the Company's financial performance and could cause actual results for fiscal 2000 and beyond to differ materially from those expressed or implied in such forward-looking statements. The
Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.


                                  PART I

Item 1.  Description of Business.
-------  ------------------------

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

	The Bank is a full service commercial bank, without trust powers. The Bank offers a full range of interest bearing and non-interest bearing accounts, including commercial and retail checking accounts, money market accounts, individual retirement accounts, regular interest bearing statement savings accounts, certificates of deposit, commercial loans, real estate loans, home equity loans and consumer/installment loans. In addition, the Bank provides such consumer services as U.S. Savings Bonds, travelers checks, cashier's checks, safe deposit boxes, bank by mail services, direct deposit and automatic teller services.

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

	Competition among financial institutions in this area is intense. There are 20 banking offices and one savings and loan association office within the primary service area of the Bank. Most of these offices are branches of or are affiliated with major bank holding companies. Financial institutions primarily compete with one another for deposits. In turn, a bank's deposit base directly affects such bank's loan activities and general growth. Primary methods of competition include interest rates on deposits and loans, service charges on deposit accounts and the designing of unique financial services products. The Bank is competing with financial institutions which have much greater financial resources than the Bank, and which may be able to offer more and unique services and possibly better terms to their customers. However, management of the Bank believes that the Bank will be able to attract sufficient deposits to enable the Bank to compete effectively with other area financial institutions. According to FDIC estimates, as of June 30, 1999, deposits at the Bank represented approximately 14.1% of total deposits of financial institutions in the Bank's primary service area. This compares with a market share of approximately 13.3% at June 30, 1998 and 12.5% at June 30, 1997.

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


DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

	The following is a presentation of the average consolidated balance sheet of the Company for the years ended December 31, 1999 and 1998.
This presentation includes all major categories of interest-earning assets and interest-bearing liabilities:

                       AVERAGE CONSOLIDATED ASSETS

                                             Years Ended December 31,
                                             ------------------------
                                             1999                1998
                                             ----                ----
                                                  (In thousands)

     Cash and due from banks               $  3,144            $  3,306
     Taxable securities	                     22,234              21,018
     Non-taxable securities                   2,575               1,431
     Federal funds sold	                      1,115               1,384
     Net loans                               72,804              70,207
                                            -------             -------
        Total earning assets                 98,728              94,040
     Other assets                             3,793               3,060
                                            -------             -------
        Total assets                       $105,665            $100,406
                                            =======             =======

            AVERAGE CONSOLIDATED LIABILITIES AND STOCKHOLDERS' EQUITY

                                             Years Ended December 31,
                                             ------------------------
                                             1999                1998
                                             ----                ----

     Non interest-bearing deposits         $  7,440            $  6,384
     NOW and money market deposits           17,162              15,707
     Savings deposits                         3,518               3,418
     Time deposits                           63,150              61,948
     Other borrowing                          1,427                 429
     Other liabilities                        1,106               1,307
                                            -------             -------
       Total liabilities                     93,803              89,193
     Stockholders' equity                    11,862              11,213
                                            -------             -------
       Total liabilities
        and stockholders' equity           $105,665            $100,406
                                            =======             =======

		The following is a presentation of an analysis of the net interest earningsof the Company for the period indicated with respect to each major category of interest-earning asset and each major category of interest-bearing liability:

                                          Year Ended December 31, 1999
                                          ----------------------------
                                         Average       Interest     Average
           Assets                        Amount         Earned       Yield
           ------                        -------       --------     -------
                                              (Dollars in thousands)

   Taxable securities                    $22,234        $1,257        5.65%
   Non-taxable securities                  2,575           106        6.24%(3)
   Federal funds sold                      1,115            57        5.11%
   Net loans                              72,804(1)      7,236(2)     9.94%
                                          ------         -----
    Total earning assets                 $98,728        $8,656        8.82%
                                          ======         =====

                                         Average       Interest     Average
         Liabilities                     Amount          Paid       Rate Paid
         -----------                     -------       --------     ---------

   NOW and money market deposits         $17,162        $  533        3.11%
   Savings deposits                        3,518            71        2.02%
   Time deposits                          63,150         3,188        5.05%
   Other borrowings                        1,427            71        4.98%
                                          ------         -----
    Total interest-bearing liabilities   $85,257        $3,863        4.53%
                                          ======         =====

   Net yield on earning assets                                        4.85%
                                                                      ====

--------------------
(1) At December 31, 1999, one loan with a principal balance of $103,511 was not accruing interest.
(2) Interest earned on net loans includes $239 in loan fees and loan service fees.
(3)   The yield is tax equivalent.

                                          Year Ended December 31, 1998
                                          ----------------------------
                                         Average       Interest     Average
           Assets                        Amount         Earned       Yield
           ------                        -------       --------     -------
                                              (Dollars in thousands)

   Taxable securities                    $21,018        $1,308        6.22%
   Non-taxable securities                  1,431            63        6.70%(3)
   Federal funds sold                      1,384            75        5.42%
   Net loans                              70,207(1)      7,122(2)    10.14%
                                          ------         -----
    Total earning assets                 $94,040        $8,568        9.11%
                                          ======         =====

                                         Average       Interest     Average
         Liabilities                     Amount          Paid       Rate Paid
         -----------                     -------       --------     ---------

   NOW and money market deposits         $15,707        $  525        3.34%
   Savings deposits                        3,418            99        2.90%
   Time deposits                          61,948         3,605        5.82%
   Other borrowings                          429            18        4.20%
                                          ------         -----
    Total interest-bearing liabilities   $81,502        $4,247        5.21%
                                          ======         =====

   Net yield on earning assets                                        4.59%
                                                                      ====

----------------------
(1)   All loans were accruing interest on December 31, 1998.
(2) Interest earned on net loans includes $254 in loan fees and loan service fees.
(3)   The yield is tax equivalent.


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

                                      Year Ended December 31, 1999
                                             Compared to
                                      Year Ended December 31, 1998
                                      ----------------------------
                                       Increase (decrease) due to:
                                     Volume       Rate        Total
                                     ------       ----        -----
                                             (In thousands)
   Interest earned on:
   Taxable securities                 $ 88        $(139)      $ (51)
   Non-taxable securities               47           (4)         43
   Federal funds sold                  (15)          (3)        (18)
   Net loans                           244         (130)        114
                                       ---         ----        ----
      Total interest income           $364        $(276)      $  88
                                       ---         ----        ----

   Interest paid on:
   NOW and money market deposit         30          (22)          8
   Savings deposits                      3          (31)        (28)
   Time deposits                        72         (489)       (417)
   Federal funds
    and repurchase agreements           49            4          53
                                       ---         ----        ----
      Total interest expense           154         (538)       (384)
                                       ---         ----        ----
   Change in net interest income      $210        $ 262       $ 472
                                       ===         ====        ====



                                      Year Ended December 31, 1998
                                             Compared to
                                      Year Ended December 31, 1997
                                      ----------------------------
                                       Increase (decrease) due to:
                                     Volume       Rate        Total
                                     ------       ----        -----
                                             (In thousands)
   Interest earned on:
   Taxable securities               $  287        $ (36)       $ 251
   Non-taxable securities               62          --            62
   Federal funds sold                    8          --             8
   Net loans                           856          127          983
                                     -----         ----         ----
      Total interest income         $1,213        $  91       $1,304
                                     -----         ----        -----

   Interest paid on:
   NOW and money market deposit         98          (16)          82
   Savings deposits                     29           (5)          24
   Time deposits                       541          (76)         465
   Other borrowings                      5           (2)           3
                                       ---         ----        -----
      Total interest expense           673          (99)         574
                                       ---         ----        -----
   Change in net interest income      $540        $ 190       $  730
                                       ===         ====        =====


DEPOSITS

	The Bank offers a full range of interest bearing and non-interest bearing accounts, including commercial and retail checking accounts, money market accounts, individual retirement accounts, regular interest bearing statement savings accounts and certificates of deposit with fixed and variable rates and a range of maturity date options. The sources of deposits are residents, businesses and employees of businesses within the Bank's market area, obtained through the personal solicitation of the Bank's officers and directors, direct mail solicitation and advertisements published in the local media.
The Bank pays competitive interest rates on time and savings deposits up to the maximum permitted by law or regulation. In addition, the Bank has implemented a service charge fee schedule competitive with other financial institutions in the Bank's market area, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges and the like.

	The following table presents, for the periods indicated, the average amount of, and average rate paid on, each of the following deposit categories:

                                          Year Ended
                                       December 31, 1999
                           ------------------------------------
  Deposit Category         Average Amount     Average Rate Paid
  ----------------         --------------     -----------------
                                   (Dollars in thousands)
  Non interest bearing
    demand deposits            $ 7,440                 N/A
  NOW and money
    market deposits             17,162                3.11%
  Savings deposits               3,518                2.02%
  Time deposits                 63,150                5.05%
  Other borrowings               1,427                4.98%


                                          Year Ended
                                       December 31, 1998
                           ------------------------------------
  Deposit Category         Average Amount     Average Rate Paid
  ----------------         --------------     -----------------
                                   (Dollars in thousands)
  Non interest bearing
    demand deposits            $ 6,384                 N/A
  NOW and money
    market deposits             15,707                3.34%
  Savings deposits               3,418                2.90%
  Time deposits                 61,948                5.82%
  Other borrowings                 429                4.20%

	The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more and respective maturities for the year ended December 31, 1999:

                                         Time Certificate
                                           of Deposits
                                         ----------------
                                          (In thousands)

             3 months or less                $10,498
             3-6 months                        7,677
             6-12 months                       4,401
             over 12 months                    1,989
                                              ------
               Total                         $24,565
                                              ======

LOAN PORTFOLIO

	The Bank engages in a full complement of lending activities, including commercial, consumer/ installment and real estate loans. As of December 31, 1999, the Bank had a legal lending limit for unsecured loans of up to $1,504,870 to any one person. See "- Supervision and Regulation."

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

	The following table presents various categories of loans contained in the Bank's loan portfolio for the period indicated and the total amount of all loans for such period:

                Type of Loan                As of December 31,
                ------------                ------------------
                                            1999          1998
                                            ----          ----
                                              (In thousands)
   Domestic:
     Commercial, financial
      and agricultural                     $32,472       $29,133
     Real estate-construction                7,484         7,699
     Real estate-mortgage                   21,236        20,831
     Installment and other loans
      to individuals                        12,960        15,405
     Lease financing                            13           159
                                            ------        ------
       Subtotal                             74,165        73,227
     Less: Allowance for possible
            loan losses                     (1,229)       (1,107)
                                            ------        ------
   Total (net of allowances)               $72,936       $72,120
                                            ======        ======

	The following is a presentation of an analysis of maturities of loans as of December 31, 1999:

                            Due in 1     Due after 1    Due After
    Type of Loan           year or less  to 5 years      5 years     Total
    ------------           ------------  -----------    ---------    -----
                                               (In thousands)
 Commercial, financial
   and agricultural           $26,297       $4,987       $1,188    $32,472
 Real estate-construction       5,542        1,942         --        7,484
                               ------        -----        -----     ------
   Total                      $31,839       $6,929       $1,188    $39,956
                               ======        =====        =====     ======

	For the above loans, the following is a presentation of an analysis of sensitivities to changes in interest rates as of December 31, 1999:

                            Due in 1     Due after 1    Due After
    Type of Loan           year or less  to 5 years      5 years     Total
    ------------           ------------  -----------    ---------    -----
                                               (In thousands)
 Predetermined
   interest rate              $ 2,243       $2,696       $  968    $ 5,907
 Floating interest rate        29,956        4,233          220     34,049
                               ------        -----        -----     ------
   Total                      $31,839       $6,929       $1,188    $39,956
                               ======        =====        =====     ======

	As of December 31, 1999, one loan with a principal amount of $103,511 was on non-accrual status and no loans were defined as "troubled debt restructurings." At December 31, 1999, there were no loans which were accruing interest and contractually past due 90 days or more. No significant interest income has been recognized during 1999 on loans that have been accounted for on a non-accrual basis. At December 31, 1999, impaired loans, which include non-accruing loans, amounted to $861,833.

	As of December 31, 1998, all loans were accruing interest and no loans were defined as "troubled debt restructurings." At December 31, 1999, there were no loans which were accruing interest and contractually past due 90 days or more. No interest income has been recognized during 1999 on loans that have been accounted for on a non-accrual basis.

	As of December 31, 1999, there are no loans not disclosed above that are classified for regulatory purposes as doubtful, substandard or special mention which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. There are no loans not disclosed above where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

	Accrual of interest is discontinued on a loan when management of the Bank determines upon consideration of economic and business factors affecting collection efforts that collection of interest is doubtful.
No significant interest income has been recognized during 1999 or 1998 on loans that have been accounted for on a non-accrual basis.


SUMMARY OF LOAN LOSS EXPERIENCE

        An analysis of the Bank's loss experience is furnished in the following table for the periods indicated, as well as a breakdown of the allowance for possible loan losses:

               Analysis of the Allowance for Possible Loan Losses

                                                      Year ended
                                                      December 31,
                                                    ----------------
                                                   1999          1998
                                                   ----          ----
                                                 (Dollars in thousands)

   Balance at beginning of period                 $1,107        $1,033
                                                   -----         -----

   Charge-offs:
    Installment and other loans to individuals    $  (49)       $  (91)
    Commercial, financial, agricultural               68           (37)
    Real estate-mortgage                             --            (72)
    Real estate-construction                         --            --
    Lease financing                                  --            --
                                                   -----         -----
                                                  $ (117)       $ (200)
                                                   -----         -----

   Recoveries:
    Installment and other loans to individuals    $   24        $   16
    Commercial, financial, agricultural              --            --
    Real estate-mortgage                             --            --
    Real estate-construction                         --            --
    Lease financing                                  --            --
                                                   -----         -----
                                                  $   24        $   16
                                                   -----         -----

   Net charge-offs                                   (93)         (184)
   Additions charged to operations                   215           258
                                                   -----         -----

   Balance at end of period                       $1,229        $1,107
                                                   =====         =====

   Ratio of net charge-offs during the
    period to average loans outstanding
    during the period                              0.13%         0.26%
                                                   =====         =====

	At December 31, 1999 the allowance was allocated as follows:

                                                 Percent of loans in each
                                       Amount    category to total loans
                                       ------    ------------------------
                                              (Dollars in thousands)
   Commercial, financial
    and agricultural                   $  560            43.8%
   Real estate-construction               170            10.1%
   Real estate-mortgage                   240            28.6%
   Installment and other loans
    to individuals                        230            17.5%
   Lease financing                         --             --
   Unallocated                             29             N/A
                                        -----           ------
     Total                             $1,229           100.0%
                                        =====           ======

	At December 31, 1998 the allowance was allocated as follows:

                                                 Percent of loans in each
                                       Amount    category to total loans
                                       ------    ------------------------
                                              (Dollars in thousands)
   Commercial, financial
    and agricultural                   $  485            39.8%
   Real estate-construction               125            10.5%
   Real estate-mortgage                   260            28.5%
   Installment and other loans
    to individuals                        209            21.0%
   Lease financing                          4             0.2%
   Unallocated                             24             N/A
                                        -----           ------
     Total                             $1,107           100.0%
                                        =====           ======


LOAN LOSS RESERVE

		In considering the adequacy of the Company's allowance for possible loan losses, management has focused on the fact that as of December 31, 1999, 43.8% of outstanding loans are in the category of commercial loans, which includes commercial real estate loans and agricultural loans. Commercial loans are generally considered by management as having greater risk than other categories of loans in the Company's loan portfolio. However, over 95% of these commercial loans at December 31, 1999 were made on a secured basis. Management believes that the secured condition of the preponderant portion of its commercial loan portfolio greatly reduces any risk of loss inherently present in commercial loans.

		The Company's consumer loan portfolio is also well secured. At December 31, 1999 the majority of the Company's consumer loans were secured by collateral primarily consisting of automobiles, boats and other personal property. Management believes that these loans involve less risk than commercial loans.

		Real estate mortgage loans constituted 28.6% of outstanding loans at December 31, 1999. All loans in this category represent residential real estate mortgages where the amount of the original loan generally does not exceed 80% of the appraised value of the collateral. These loans are considered by management to be well secured with a low risk of loss.

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


INVESTMENTS

		As of December 31, 1999, investment securities comprised approximately 18.6% of the Bank's assets and net loans comprised approximately 64.1% of the Bank's assets. The Bank invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States, including mortgage-backed securities, and other taxable securities. In addition, the Bank enters into Federal Funds transactions with its principal correspondent banks, and acts as a net seller of such funds.
The sale of Federal Funds amounts to a short-term loan from the Bank to another bank.

		The following table presents, for the periods indicated, the book value of the Bank's investments, reported by those available for-sale and those held-to-maturity:

            Investment Category                    December 31,
            -------------------                    ------------
                                               1999            1998
                                               ----            ----
                                                   (In thousands)
Available-for-Sale:
------------------
  Obligations for U.S. Treasury
    and other U.S. Agencies                   $14,794         $19,648
  Tax-exempt securities                         2,516           2,300
  Federal Reserve and
    Federal Home Loan Bank stock                  625             191
  Other securities                              1,437           2,149
                                               ------          ------
  Total                                       $19,372         $24,288
                                               ======          ======

Held-to-Maturity:
----------------
  Mortgage backed securities                  $   443         $ 1,001
  Other securities                              1,364           1,384
                                               ------          ------
  Total                                       $ 1,807         $ 2,385
                                               ======          ======

		The following table indicates for the year ended December 31, 1999 the amount of investments due in (i) one year or less, (ii) one to five years, (iii) five to ten years, and (iv) over ten years:

                                                       Weighted Average
   Investment Category                    Amount           Yield(1)
   -------------------                    ------       ----------------
                                              (Dollars in thousands)
Available-for-Sale:
------------------
  Obligation of U.S. Treasury
   and other U.S. Agencies:
     0 through 1 years                    $ 1,967              5.90%
     Over 1 through 5 years                11,417              6.10%
     Over 5 through 10 years                1,410              6.23%

  Tax-exempt securities(1):
     Over 1 through 5 years                 1,657              6.11%
     Over 5 through 10 years                  859              6.52%

  Mortgage Pools:
     0 through 1 years                         78              5.55%
     Over 1 through 5 years                   906              5.80%
     Over 5 through 10 years                  195              5.91%

  Other securities:
     0 through 1 years                         15              6.00%
     Over 5 through 10 years                  243              5.55%

  FRB Stock (no maturity)                     625              6.43%
                                           ------

  Total                                   $19,372              6.07%
                                           ======              =====

------------------
 (1)	The Company has invested in tax-exempt securities.  The yield on tax-
exempt securities is reported at the tax- equivalent rate.


                                                       Weighted Average
   Investment Category                    Amount           Yield(1)
   -------------------                    ------       ----------------
                                              (Dollars in thousands)
Held-to-Maturity:
----------------
  Obligation of U.S. Treasury
   and other U.S. Agencies:
     0 through 1 years                    $    21              7.91%
     Over 1 through 5 years                   160              6.79%
     Over 10 years                            262              6.38%

Mortgage Pools:
     0 - 1 years                             --                 --
     Over 1 through 5 years                   580              6.65%
     Over 5 through 10 years                  784              6.89%
                                           ------

  Total                                   $ 1,807              6.63%
                                           ======              =====


RETURN ON EQUITY AND ASSETS

	Returns on average consolidated assets and average consolidated equity for the periods indicated are as follows:


                                         Years ended December 31,
                                         ------------------------
                                            1999          1998
                                            ----          ----
Return on Average Assets                    1.38%         0.97%
Return on Average Equity                   12.25%         8.70%
Average Equity to Average Assets Ratio     11.23%        11.17%
Dividend Payout Ratio                       --            --


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


CORRESPONDENT BANKING

	Correspondent banking involves the providing of services by one bank to another bank which cannot provide that service for itself from an economic or practical standpoint. The Bank purchases correspondent services offered by larger banks, including check collections, purchase of Federal Funds, security safekeeping, investment services, coin and currency supplies, overline and liquidity loan participations and sales of loans to or participations with correspondent banks.

	The Bank sells loan participations to correspondent banks with respect to loans which exceed the Bank's lending limit. As compensation for services provided by a correspondent, the Bank may maintain certain balances with such correspondents in non-interest bearing accounts. At December 31, 1999 the Bank had outstanding participations totaling $2,639,305.


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


EMPLOYEES

	The Bank presently employs 37 persons on a full-time basis, including 14 officers and 5 persons on a part-time basis. The Bank will hire additional persons as needed, including additional tellers and financial service representatives.


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


SUPERVISION AND REGULATION

	The Company and the Bank operate in a highly regulated environment, and their business activities are governed by statute, regulation and administrative policies. The business activities of the Company and the Bank are closely supervised by a number of regulatory agencies, including the Federal Reserve Board, the Office of the Comptroller of the Currency ("OCC") and the Federal Deposit Insurance Corporation ("FDIC").

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

	On November 12, 1999, the Gramm-Leach-Bliley Financial Services Modernization Act was signed into law. The Financial Services Modernization Act eliminates the barriers erected by the 1933 Glass-Steagall Act and amends the Bank Holding Company Act of 1956, among other statutes. Further, it allows for the affiliation of banking, securities and insurance activities in new financial services organizations.

	A dominant theme of the new legislation is functional regulation of financial services, with the primary regulator of the Company being the agency which traditionally regulates the activity in which the Company wishes to engage. For example, the Securities and Exchange Commission will regulate bank securities transactions, and the various banking regulators will oversee banking activities.

	The principal provisions of the Financial Services Modernization Act will permit the Company, if it meets the standards for a "well- managed" and "well-capitalized" institution and has at least a "satisfactory" Community Reinvestment Act performance, to engage in any activity that is "financial in nature," including security and insurance underwriting, investment banking, and merchant banking investing in commercial and industrial companies. The Company, if it satisfies the above criteria, can file a declaration of its status as a "financial holding company" ("FHC") with the Federal Reserve, and thereafter engage directly or through nonbank subsidiaries in the expanded range of activities which the Financial Services Modernization Act identifies as financial in nature. Further, the Company, if it elects FHC status, will be able to pursue additional activities which are incidental or complementary in nature to a financial activity, or which the Federal Reserve subsequently determines to be financial in nature. The Financial Services Modernization Act will also allow the Bank, with OCC approval, to control or hold an interest in a "financial subsidiary" which may engage in, among other things, the activities specified in the Financial Services Modernization Act as being financial in nature. Such a subsidiary, though, is not permitted to engage in insurance underwriting or annuity issuance, real estate development, investment activities, or merchant banking activities. Further, any financial subsidiary that the Bank created would generally be treated as an affiliate of the Bank, rather than as a subsidiary for purposes of affiliate transaction restrictions of Sections 23A and 23B of the Federal Reserve Act.

	It is expected that the Financial Services Modernization Act will facilitate further consolidation in the financial services industry on both a national and international basis, and will cause existing bank holding companies to restructure their existing activities in order to take advantage of the new powers granted and comply with their attendant requirements and conditions.

	A bank holding company which has not elected to become a FHC will generally be prohibited from acquiring control of any company which is not a bank and from engaging in any business other than the business of banking or managing and controlling banks. However, these non-FHC bank holding companies will still be able to engage in certain activities which have been identified by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto and thus permissible for bank holding companies.

	These activities, including those listed below, are left unchanged by the Financial Services Modernization Act which does not prohibit non-FHC bank holding companies from engaging in these activities. The list of permissible nonbanking activities, which includes the following activities: extending credit and servicing loans; acting as investment or financial advisor to any person, with certain limitations; leasing personal and real property or acting as a broker with respect thereto; providing management and employee benefits consulting advice and career counseling services to nonaffiliated banks and nonbank depository institutions; operating certain nonbank depository institutions; performing certain trust company functions; providing certain agency transactional services, including securities brokerage services, riskless principal transactions, private placement services, and acting as a futures commission merchant; providing data processing and data transmission services; acting as an insurance agent or underwriter with respect to limited types of insurance; performing real estate appraisals; arranging commercial real estate equity financing; providing check-guaranty, collection agency and credit bureau services; engaging in asset management, servicing and collection activities; providing real estate settlement services; acquiring certain debt which is in default; underwriting and dealing in obligations of the United States, the states and their political subdivisions; engaging as a principal in foreign exchange trading and dealing in precious metals; providing other support services such as courier services and the printing and selling of checks; and investing in programs designed to promote community welfare.

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

	As a national bank, the Bank is subject to the supervision of the OCC and, to a limited extent, the FDIC and the Federal Reserve Board. With respect to expansion, national banks situated in the State of North Carolina may establish branches anywhere within the state provided that the proposed branch will meet the needs and promote the convenience of the community in which it is to be located, the probable volume of business is sufficient to assure and maintain the solvency of the branch, and certain minimum capital requirements are met. The Bank also will be subject to the North Carolina banking and usury laws restricting the amount of interest which it may charge in making loans or other extensions of credit.

	Loans and extensions of credit by national banks are subject to legal lending limitations. Under federal law, a national bank may grant unsecured loans and extensions of credit in an amount up to 15% of its unimpaired capital and surplus to any one person if the loans and extensions of credit are not fully secured by collateral having a market value at least equal to their face amount. In addition, a national bank may grant loans and extensions of credit to any one single person up to 10% of its unimpaired capital and surplus, provided that the transactions are fully secured by readily marketable collateral having a market value determined by reliable and continuously available price quotations at least equal to the amount of funds outstanding. This 10% limitation is separate from, and in addition to, the 15% limitation for unsecured loans. Loans and extensions of credit may exceed the general lending limit if they qualify under one of several exceptions. Such exceptions include certain loans or extensions of credit arising from the discount of commercial or business paper, the purchase of bankers' acceptances, loans secured by documents of title, loans secured by U.S. obligations, loans to or guaranteed by the federal government and loans or extensions of credit that have the approval of the OCC and that are made to a financial institution or to any agent in charge of the business and property of the financial institution.

	Both the Company and the Bank are subject to regulatory capital requirements imposed by the Federal Reserve Board and the OCC. Both the Federal Reserve Board and the OCC have issued risk-based capital guidelines for bank holding companies and banks which make regulatory capital requirements more sensitive to differences in risk profiles of various banking organizations. The capital adequacy guidelines issued by the Federal Reserve Board are applied to bank holding companies on a consolidated basis with the banks owned by the holding company. The OCC's risk capital guidelines apply directly to national banks regardless of whether they are a subsidiary of a bank holding company. Both agencies' requirements provide that banking organizations must have capital equivalent to at least 8% of weighted risk assets. The risk weights assigned to assets are based primarily on credit risks. Depending upon the riskiness of a particular asset, it is assigned to a risk category. For example, securities with an unconditional guarantee by the United States government are assigned to the lowest risk category, while a risk weight of 50% is assigned to loans secured by owner-occupied one to four family residential mortgages, provided that certain conditions are met. The aggregate amount of assets assigned to each risk category is multiplied by the risk weight assigned to that category to determine the weighted values, which are added together to determine total risk-weighted assets. At December 31, 1998, the Company's total risk-based capital and tier-one ratios were 17.0% and 15.7%, respectively. Both the Federal Reserve Board and the OCC have also implemented minimum capital leverage ratios to be used in tandem with the risk-based guidelines in assessing the overall capital adequacy of banks and bank holding companies. Under these rules, banking institutions are required to maintain a ratio of at least 3% "Tier 1" capital to total assets (net of goodwill, certain intangible assets and certain deferred tax assets). Tier 1 capital includes common stockholders equity, noncumulative perpetual preferred stock and surplus and minority interests in the equity accounts of consolidated subsidiaries.

	Both the risk-based capital guidelines and the leverage ratio are minimum requirements. They are applicable to all banking institutions unless the applicable regulating authority determines that different minimum capital ratios are appropriate for a particular institution based upon its circumstances. Institutions operating at or near these ratios are expected to have well-diversified risk, excellent control systems, high asset quality, high liquidity, good earnings, and in general must be considered strong banking organizations, rated composite 1 under the CAMELS rating system for banks or the BOPEC rating system for bank holding companies. The OCC requires that all but the most highly-rated banks and all banks with high levels of risk or experiencing or anticipating significant growth will maintain ratios at least 100 to 200 basis points above the stated minimums. The Federal Reserve Board requires bank holding companies without a BOPEC-1 rating to maintain a ratio of at least 4% Tier 1 capital to total assets; furthermore, banking organizations with supervisory, financial, operational, or managerial weaknesses, as well as organizations that are anticipating or experiencing significant growth, are expected to maintain capital ratios well above the 3% and 4% minimum levels.
	The FDIC adopted a rule substantially similar to that issued by the Federal Reserve Board, establishing a minimum leverage ratio of 3% and providing that FDIC-regulated banks with anything less than a CAMELS-1 rating must maintain a ratio of at least 4%. In addition, the FDIC rule specifies that a depository institution operating with less than the applicable minimum leverage capital requirement will be deemed to be operating in an unsafe and unsound manner unless the institution is in compliance with a plan, submitted to and approved by the FDIC, to increase the ratio to an appropriate level. Finally, the FDIC requires any insured depository institution with a leverage ratio of less than 2% to enter into and be in compliance with a written agreement between it and the FDIC (or the primary regulator, with the FDIC as a party to the agreement). Such an agreement will nearly always contemplate immediate efforts to acquire the capital required to increase the ratio to an appropriate level. Institutions that fail to enter into or maintain compliance with such an agreement will be subject to enforcement action by the FDIC.

	The OCC's guidelines provide that intangible assets are generally deducted from Tier 1 capital in calculating a bank's risk-based capital ratio. However, certain intangible assets which meet specified criteria ("qualifying intangibles") are retained as a part of Tier 1 capital. The OCC has modified the list of qualifying intangibles, currently including only purchased credit card relationships and mortgage and non-mortgage servicing assets, whether originated or purchased and excluding any interest-only strips receivable related thereto. Furthermore, the OCC's guidelines formerly provided that the amount of such qualifying intangibles that may be included in Tier 1 capital was limited to a maximum of 50% of total Tier 1 capital. The OCC has amended its guidelines to increase the limitation on such qualifying intangibles from 50% to 100% of Tier 1 capital, of which no more than 25% may consist of purchased credit card relationships and non-mortgage servicing assets. Furthermore, banks may now deduct from Tier 1 capital disallowed servicing assets on a basis that is net of any associated deferred tax liability. Deferred tax liabilities netted this way may not also be netted against deferred tax assets when determining the amount of deferred tax assets that are dependent upon future taxable income.

	In addition, the OCC has adopted rules which clarify treatment of asset sales with recourse not reported on a bank's balance sheet. Among assets affected are mortgages sold with recourse under Fannie Mae, Freddie Mac and Farmer Mac programs. The rules clarify that even though those transactions are treated as asset sales for bank Call Report purposes, those assets will still be subject to a capital charge under the risk-based capital guidelines.

	The risk-based capital guidelines of the OCC, the Federal Reserve Board and the FDIC explicitly include a bank's exposure to declines in the economic value of its capital due to changes in interest rates to ensure that the guidelines take adequate account of interest rate risk. Interest rate risk is the adverse effect that changes in market interest rates may have on a bank's
financial condition and is inherent to the business of banking.   The exposure
of a bank's economic value generally represents the change in the present value of its assets, less the change in the value of its liabilities, plus the change in the value of its interest rate off-balance sheet contracts. Concurrently, the agencies issued a joint policy statement to bankers, effective June 26, 1996, to provide guidance on sound practices for managing interest rate risk. In the policy statement, the agencies emphasize the necessity of adequate oversight by a bank's Board of Directors and senior management and of a comprehensive risk management process. The policy statement also describes the critical factors affecting the agencies' evaluations of a bank's interest rate risk when making a determination of capital adequacy. The agencies' risk assessment approach used to evaluate a bank's capital adequacy for interest rate risk relies on a combination of quantitative and qualitative factors. Banks that are found to have high levels of exposure and/or weak management practices will be directed by the agencies to take corrective action.

	The OCC, the Federal Reserve Board and the FDIC recently added a provision to the risk-based capital guidelines that supplements and modifies the usual risk-based capital calculations to ensure that institutions with significant exposure to market risk maintain adequate capital to support that exposure. Market risk is the potential loss to an institution resulting from changes in market prices. The modifications are intended to address two types of market risk: general market risk, which includes changes in general interest rates, equity prices, exchange rates, or commodity prices, and specific market risk, which includes particular risks faced by the individual institution, such as event and default risks. The provision defines a new category of capital, Tier 3, which includes certain types of subordinated debt. The provision automatically applies only to those institutions whose trading activity, on a worldwide consolidated basis, equals either (i) 10% or more of total assets or (ii) $1 billion or more, although the agencies may apply the provision's requirements to any institution for which application of the new standard is deemed necessary or appropriate for safe banking practices. For institutions to which the modifications apply, Tier 3 capital may not be included in the calculation rendering the 8% credit risk ratio; the sum of Tier 2 and Tier 3 capital may not exceed 100% of Tier 1 capital; and Tier 3 capital is used in both the numerator and denominator of the normal risk-based capital ratio calculation to account for the estimated maximum amount that the value of all positions in the institution's trading account, as well as all foreign exchange and commodity positions, could decline within certain parameters set forth in a model defined by the statute. Furthermore, covered institutions must "backset," comparing the actual net trading profit or loss for each of its most recent 250 days against the corresponding measures generated by the statutory model. Once per quarter, the institution must identify the number of times the actual net trading loss exceeded the corresponding measure and must then apply a statutory multiplication factor based on that number for the next quarter's capital charge for market risk.

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

	The Act also provides that banks will have to meet new safety and soundness standards. In order to comply with the Act, the Federal Reserve Board, the OCC and the FDIC have proposed rules defining operational and managerial standards relating to internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth, director and officer compensation, asset quality, earnings and stock valuation.

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

	In response to the directive issued under the Act, the regulators have established regulations which, among other things, prescribe the capital thresholds for each of the five capital categories established under the Act. The following table reflects the capital thresholds:

                                  Total Risk-     Tier 1 Risk-     Tier 1
                                 Based Capital    Based Capital   Leverage
                                    Ratio            Ratio          Ratio
                                 -------------    -------------   --------
Well capitalized(1)                 >=10%             >=6%          >=5%
Adequately capitalized(1)           >= 8%             >=4%          >=4%(2)
Undercapitalized(4)                 <  8%             < 4%          < 4%(3)
Significantly undercapitalized(4)   <  6%             < 3%          < 3%
Critically undercapitalized          --                --           <=2%(5)

------------------------------
(1)  An institution must meet all three minimums.
(2) >3% for composite 1-rated institutions, subject to appropriate federal banking agency guidelines.
(3) <3% for composite 1-rated institutions, subject to applicable federal banking agency guidelines.
(4) An institution falls into this category if it is below the specified capital level for any of the three capital measures.
(5)  Ratio of tangible equity to total assets.

	As a national bank, the Bank is required to file with the OCC quarterly reports of condition, as well as such additional reports as may be required by the national banking laws.

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

	The scope of regulation and permissible activities of the Company and the Bank is subject to change by future federal and state legislation.


Item 2.  Description of Property.
------   -----------------------

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


Item 3.  Legal Proceedings.
------   -----------------

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


Item 4.  Submission of Matters to a Vote of Security Holders.
------   ---------------------------------------------------

	No matter was submitted during the fourth quarter ended December 31, 1999 to a vote of security holders of the Company.


                                 PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
------   --------------------------------------------------------

	A.	MARKET INFORMATION

	During the period covered by this report and to date, there has been no established public trading market for the Company's Common Stock.

	B.	HOLDERS OF COMMON STOCK

	As of March 27, 2000, the number of holders of record of the Company's Common Stock was 706.

	C.	DIVIDENDS

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

	The Bank is restricted in its ability to pay dividends under the national banking laws and by regulations of the OCC. Pursuant to 12 U.S.C. 56, a national bank may not pay dividends from its capital. All dividends must be paid out of undivided profits, subject to other applicable provisions of law. Payments of dividends out of undivided profits is further limited by
12 U.S.C.   60(a), which prohibits a bank from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus not less than 1/10 of the Bank's net income of the preceding two consecutive half-year periods (in the case of an
annual dividend).  Pursuant to 12 U.S.C.   60(b), the approval of the OCC is
required if the total of all dividends declared by the Bank in any calendar year exceeds the total of its net income for that year combined with its retained net income for the preceding two years, less any required transfers to surplus.


Item 6.  Management's Discussion and Analysis or Plan of Operation.
------   ---------------------------------------------------------

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

	For the years ended December 31, 1999 and 1998, net income amounted to $1,453,469 and $976,413, respectively. For the years ended December 1999 and 1998, basic income per share amounted to $1.00 and $0.70, respectively, and diluted income per share amounted to $0.90 and $0.61, respectively. During 1999 and 1998, there were outstanding warrants and stock options that were dilutive (i.e., upon exercise, they diluted earnings per share by more than 3%), thus necessitating the disclosure of basic and diluted income per share. Net income in 1999 increased by $477,056 over net income in 1998 primarily due to the following reasons:

	a.	Average earning assets increased from $94.0 million at December 31,
1998 to $98.7 million at December 31, 1999, representing an increase of $4.7 million, or 5.0%.  Below are the various components of average earning assets for the periods indicated:

                                               December 31,
                                            ------------------
                                            1999          1998
                                            ----          ----
                                              (In Thousands)

   Federal funds sold                      $ 1,115       $ 1,384
   Taxable securities                       22,234        21,018
   Non-taxable securities                    2,575         1,431
   Net loans                                72,804        70,207
                                            ------        ------
   Total earning assets                    $98,728       $94,040
                                            ======        ======

	b.	As a consequence of the increase in earning assets combined with lower costs of funds, the net interest income also increased from $4,320,633 for the year ended December 31, 1998 to $4,793,379 for the year ended December 31, 1999.

	Below are the various components of interest income and expense, as well as their yield/costs for the periods indicated:

                                           Years Ended
                              December 31, 1999       December 31,19998
                           ---------------------    --------------------
                             Interest      Yield      Interest     Yield
                           Income/Expense   Cost    Income/Expense  Cost
                           --------------  -----    -------------- -----
                                         (Dollars in Thousands)
Interest income:
---------------
Federal funds sold             $   57       5.11%       $   75      5.42%
Taxable securities              1,257       5.65%        1,308      6.22%
Non-taxable securities            106       6.24%           63      6.70%
Loans                           7,236       9.94%        7,122     10.14%
                                -----                    -----
    Total                      $8,656       8.82%       $8,568      9.11%
                                =====                    =====

Interest expense:
----------------
NOW and money
  market deposits              $  533       3.11%       $  525      3.34%
Savings deposits                   71       2.02%           99      2.90%
Time deposits                   3,188       5.05%        3,605      5.82%
Other borrowings                   71       4.98%           18      4.20%
                                -----                    -----
    Total                      $3,863       4.53%       $4,247      5.21%
                                =====                    =====

Net interest income            $4,793                   $4,321
                                =====                    =====
Net yield on earning assets                 4.85%                   4.59%
                                            ====                    ====

	c.	Non-interest income as a percentage of average total assets for
1999 and 1998 amounted to 0.60% and 0.53%, respectively. The 1999 results are above those of 1998 because of higher fees charged on transactional accounts and an increase in fee income generated by Community Mortgage Corporation, a wholly owned subsidiary of the Company ("Community Mortgage"). Non-interest expense, as a percentage of average assets for 1999 and 1998, amounted to 2.81% and 2.92%, respectively. The primary reasons for the reduction in expense in 1999, as compared to 1998 are lower professional fees and lease expenses and, to a large extent, the attainment of economy of scale.


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

	The Company's net interest income for 1999 was $4,793,379 as compared to $4,320,633 for 1998. Average yields on earning assets were 8.82% and 9.11% for the years ended December 31, 1999 and 1998, respectively. The average costs of funds for 1999 decreased to 4.53% from the 1998 cost of 5.21%. Net interest yield is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest-earning assets.
Net interest yields for the years ended December 31, 1999 and 1998 amounted to 4.85% and 4.59%, respectively. Net interest income for 1999 as compared to 1998 increased by $472,746, primarily due to the increase in average earning assets from $94.0 million in 1998 to $94.7 million in 1999 and due to the decrease in the cost of funds, from 5.21% in 1998 to 4.53% in 1999.


NON-INTEREST INCOME

	Non-interest income for the years ended December 31, 1999 and 1998 amounted to $639,596 and $529,912, respectively. As a percentage of average assets, non-interest income increased from 0.53% in 1998 to 0.60% in 1999 primarily because of higher fees on transactional accounts and an increase in fee income generated by Community Mortgage

	The following table summarizes the major components of non-interest income for the periods therein indicated:

                                              Year Ended December 31,
                                              -----------------------
                                                 1999         1998
                                                 ----         ----
                                                   (In Thousands)
   Service fees on deposit accounts              $228         $164
   Gain (loss) on sale of securities              (24)           1
   Fees from Community Mortgage                   315          244
   Miscellaneous, other                           121          121
                                                  ---          ---
   Total non-interest income                     $640         $530
                                                  ===          ===

NON-INTEREST EXPENSE

	Non-interest expense increased from $2,930,160 during 1998 to $2,964,000 in 1999. As a percent of total average assets, non-interest expense decreased from 2.92% in 1998 to 2.81% in 1999. Below are the components of non-interest expense for the years 1999 and 1998.

                                              Year Ended December 31,
                                              -----------------------
                                                 1999         1998
                                                 ----         ----
                                                   (In Thousands)
   Salaries and other personal benefits         $1,524       $1,418
   Data processing charges                         201          197
   Professional fees                               210          357
   Postage and courier fees                        112           89
   Depreciation and amortization                   132          104
   Repairs and maintenance                         106           85
   Other expenses                                  679          680
                                                 -----        -----
     Total non-interest expense                 $2,964       $2,930
                                                 =====        =====

	During 1999, the allowance for loan losses grew from $1,106,830 to $1,228,895. The allowance for loan losses as a percent of gross loans increased from 1.51% at December 31, 1998 to 1.66% at December 31, 1999. As of December 31, 1999, management considers the allowance for loan losses to be adequate to absorb possible future losses. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.


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

	The asset mix of the balance sheet is continually evaluated in terms of several variables: yield, credit quality, appropriate funding sources and liquidity. To effectively manage the liability mix of the balance sheet focuses on expanding the various funding sources. The interest rate sensitivity position at year-end 1999 is presented below. Since all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity.

                                    After
                                    three    After
                                    months    six
                                     but     months   After one
                            Within  within    but      year but   After
                            three    six     within     within    five
                            months  months  one year  five years  years  Total
                            ------  ------  --------  ----------  -----  -----
                                            (Dollars in Thousands)
EARNING ASSETS
Loans                       $43,672 $  1,911  $  1,218  $25,548  $ 1,816 $74,165
Securities                      742      290     1,028   14,581    4,538  21,179
Federal funds sold            2,000     --        --       --       --     2,000
                             ------  -------   -------   ------   ------  ------
Total earning assets        $46,414 $  2,201  $  2,246  $40,129  $ 6,354 $97,344
                             ======  =======   =======   ======   ======  ======

SUPPORTING SOURCE OF FUNDS

Interest-bearing demand
  deposits and savings      $21,842 $   --    $   --    $  --    $  --   $21,842
Certificates,
  less than $100M             9,550   14,738     9,827    3,423     --    37,538
Certificates,
  $100M and over             10,498    7,677     4,401    1,989     --    24,565
                             ------  -------   -------   ------   ------  ------
Total interest-
  bearing liabilities       $41,890 $ 22,415  $ 14,228  $ 5,412  $  --   $83,945
                             ======  =======   =======   ======   ======  ======

Interest rate
  sensitivity gap           $ 4,524 $(20,214) $(11,982) $34,717  $ 6,354 $13,399

Cumulative gap              $ 4,524 $(15,690) $(27,672) $ 7,045  $13,399 $13,399

Interest rate
  sensitivity gap ratio       1.11     0.10      0.16     7.41     N/A     1.16

Cumulative interest rate
  sensitivity gap ratio       1.11     0.72      0.65     1.08    1.16     1.16

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

	Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities and to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations.
These funds can be obtained by converting assets to cash or by attracting new deposits. The Company's primary source of liquidity comes from its ability to maintain and increase deposits through the Bank. Deposits grew by $.6 million in 1999. Below are the pertinent liquidity balances and ratios for the years ended December 31, 1999 and 1998.

                                                  December 31,
                                             ----------------------
                                                 1999      1998
                                                 ----      ----
                                             (Dollars in Thousands)

  Cash and cash equivalents                    $14,469   $ 3,181
  Marketable securities                         21,178    26,673
  CDs,over $100,000 to total deposits ratio      26.7%     25.8%
  Loan to deposit ratio                          79.3%     79.0%
  Brokered deposits                               --        --

	Large denomination certificates during 1999 have increased approximately $1.0 million, and reliance on such certificates to fund normal banking operations has been maintained at an acceptable range in relation to other sources of funds. At December 31, 1999 and 1998, large denomination certificates accounted for 26.7% and 25.8%, respectively of total deposits. Large denomination CDs are generally more volatile than other deposits. As a result, management continually monitors the competitiveness of the rates it pays on its large denomination CDs and periodically adjusts its rates in accordance with market demands. Significant withdrawals of large denomination CDs may have a material adverse effect on the Bank's liquidity. Management believes that since a majority of the above certificates were obtained from Bank customers residing in Wilkes County, North Carolina, the volatility of such deposits is lower than if such deposits were obtained from depositors residing outside of Wilkes County, as outside depositors are more likely to be interest rate sensitive.

	Securities, particularly securities available-for-sale, provide a secondary source of liquidity. Approximately $2.1 million of the $21.2 million in the Bank's securities portfolio is scheduled to mature during 2000. Additionally, several securities have call dates prior to their maturity dates, thus enhancing the Company's liquidity posture.

	Brokered deposits are deposits instruments, such as certificates of deposits, deposit notes, bank instrument contracts and certain municipal investment contracts that are issued through brokers and dealers who then offer and/or sell these deposit instruments to one or more investors. As of December 31, 1999 and 1998, the Company had no brokered deposits in its portfolio.

	On December 23, 1997, the Company, along with eight of its directors, were sued by Edward F. Greene and Joe Severt, individually and derivatively on behalf of the Company. This lawsuit was dismissed on September 24, 1998. Shortly after the lawsuit was dismissed, the plaintiffs threatened to refile their lawsuit against the Company. On December 23, 1998, the Company settled the proposed derivative action involving the Company and eight of its directors. All claims made by all parties have been dismissed pursuant to the settlement. Under the terms of the settlement agreement, six of the directors of the Company purchased substantially all of the common stock of the Company owned by Edward F. Greene and Stephen B. Greene, and certain of their affiliates. In addition, the Company and two of its directors purchased from Edward F. Greene and Stephen B. Greene all stock purchase warrants and stock options of the Company held by the Greenes. These purchases were completed on February 18, 1999. In connection therewith, the Company repurchased 82,968 common stock purchase warrants and options to purchase 20,000 shares of common stock, for a total purchase price of $1,155,100.

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

	The second measure of capital adequacy relates to the leverage ratio. The OCC has established a 3.0% minimum leverage ratio requirement. Note that the leverage ratio is computed by dividing Tier 1 capital into total assets. Banks that are not rated CAMEL 1 by their primary regulator should maintain a minimum leverage ratio of 3.0% plus an additional cushion of at least 1 to 2 percent, depending upon risk profiles and other factors.


	A new rule was recently adopted by the Federal Reserve Board, the OCC and the FDIC that adds a measure of interest rate risk to the determination of supervisory capital adequacy. Concurrently, the agencies issued a joint policy statement to bankers, effective June 26, 1996, to provide guidance on sound practices for managing interest rate risk. In the policy statement, the agencies emphasize the necessity of adequate oversight by a bank's Board of Directors and senior management and of a comprehensive risk management process. The policy statement also describes the critical factors affecting the agencies' evaluations of a bank's interest rate risk when making a determination of capital adequacy. The agencies' risk assessment approach used to evaluate a bank's capital adequacy for interest rate risk relies on a combination of quantitative and qualitative factors. Banks that are found to have high levels of exposure and/or weak management practices will be directed by the agencies to take corrective action.

	The table below illustrates the Bank's and Company's regulatory capital ratios at December 31, 1999.

                                                          Minimum
                                                         Regulatory
                                    December 31, 1999    Requirement
                                    -----------------    -----------
 Bank
 Tier 1 Capital                           12.8%              4.0%
 Tier 2 Capital                            1.2%              N/A
    Total risk-based capital ratio        14.0%              8.0%

 Leverage ratio                            9.5%              3.0%

 Company - Consolidated
 Tier 1 Capital                           15.1%              4.0%
 Tier 2 Capital                            1.2%              N/A
    Total risk-based capital ratio        16.3%              8.0%

 Leverage ratio                           11.2%              3.0%

	The above ratios indicate that the capital positions of the Company and the Bank are sound and that the Company is well positioned for future growth.


Item 7.  Financial Statements.
------   --------------------

	The following financial statements are filed with this report:

	Report of Independent Accountants

	Consolidated Balance Sheet - December 31, 1999 and 1998

	Consolidated Statements of Income - Years ended December 31, 1999 and
	1998

	Consolidated Statements of Changes in Shareholders' Equity - Years ended December 31, 1999 and 1998

	Consolidated Statements of Cash Flows - Years ended December 31, 1999 and
	1998

	Notes to Consolidated Financial Statements


Report of Independent Accountants



Board of Directors
Community Bancshares, Inc.
Wilkesboro, North Carolina

	We have audited the accompanying consolidated balance sheets of Community Bancshares, Inc. and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the two years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

	In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Community Bancshares, Inc., and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1999, in conformity with generally accepted accounting principles.


                                 /s/ Francis & Co., CPAs


Atlanta, Georgia
February 17, 200


                       COMMUNITY BANCSHARES, INC.
                       WILKESBORO, NORTH CAROLINA
                       CONSOLIDATED BALANCE SHEETS

                               ASSETS
                               ------
                                                    As of December 31,
                                               ----------------------------
                                                   1999            1998
                                                   ----            ----
Cash and due from banks                        $ 14,469,256    $  3,181,025
Federal funds sold, net  (Note 3)                 2,000,000         -  -
                                                -----------     -----------
  Total cash and cash equivalents              $ 16,469,256    $  3,181,025
Securities:  (Notes 2, 4 & 5)
  Available-for-sale at fair value               19,372,280      24,288,316
Held to maturity (Estimated market
  values of $1,788,107 and $2,416,622 at
  December 31, 1999 and 1998, respectively        1,806,490       2,385,162
Loans, net  (includes loans of  $815,874
  (1999) and $1,013,866 (1998) to insiders)
  (Notes 2, 6, 7 & 17)                           72,935,601      72,120,625
Property and equipment, net  (Notes 2 & 8)        2,172,849       2,214,607
Other assets                                      1,049,054         943,466
                                                -----------     -----------
   Total Assets                                $113,805,530    $105,133,201
                                                ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Deposits
  Non-interest bearing deposits                $  7,998,076    $  7,959,459
  Interest bearing deposits                      83,944,444      83,347,077
                                                -----------     -----------
       Total deposits  (Note 11)               $ 91,942,520    $ 91,306,536
FHLB advances (Note 10)                           8,684,919         700,000
Other liabilities                                 1,042,655       1,156,731
                                                -----------     -----------
   Total Liabilities                           $101,670,094    $ 93,163,267
                                                -----------     -----------

Commitments and Contingencies  (Note 9)

Shareholders' Equity:  (Notes 1, 12 & 16)
Common stock, $3.00 par value, 10,000,000 shares
   authorized, 1,467,384 (1999) and 1,446,984
  (1998) issued and outstanding                $  4,402,152    $  4,340,952
Paid-in-capital                                   4,742,143       5,769,693
Retained earnings                                 3,221,263       1,767,794
Accumulated other comprehensive income             (230,122)         91,495
                                                -----------     -----------
   Total Shareholders' Equity                  $ 12,135,436    $ 11,969,934
                                                -----------     -----------
   Total Liabilities and Shareholders' Equity  $113,805,530    $105,133,201
                                                ===========     ===========

          Refer to notes to the consolidated financial statements.



                       COMMUNITY BANCSHARES, INC.
                       WILKESBORO, NORTH CAROLINA
                       Consolidated Statements of Income


                                                 Years Ended December 31,
                                                   1999            1998
Interest Income:                                   ----            ----
 Interest and fees on loans                    $  7,236,858    $  7,121,587
 Interest on investment securities                1,362,719       1,370,889
 Interest on federal funds sold                      56,981          75,344
                                                -----------     -----------
    Total interest income                      $  8,656,558    $  8,567,820
Interest Expense:
 Interest on deposits and borrowings
  (Note 13)                                    $  3,863,179    $  4,247,187
                                                -----------     -----------
Net interest income                               4,793,379       4,320,633
Provision for possible loan losses  (Note 7)        215,535         258,257
                                                -----------     -----------
Net interest income after provision for
  possible loan losses                         $  4,577,844    $  4,062,376
                                                -----------     -----------

Other Income:
  Gain/(loss) on sale of securities  (Note 4)  $    (24,331)   $      1,360
  Service fees on deposit accounts                  227,635         164,058
  Fees from Community Mortgage                      314,984         243,632
  Miscellaneous, other                              121,308         120,862
                                                -----------     -----------
      Total other income                       $    639,596    $    529,912
                                                -----------     -----------

Other Expenses:
  Salaries and benefits                        $  1,524,260    $  1,418,436
  Data processing expense                           200,759         196,876
  Professional fees                                 209,908         356,612
  Depreciation and amortization                     131,952         104,385
  Repairs and maintenance                           105,923          84,590
  Postage and courier                               112,031          89,441
  Other operating expenses  (Note 14)               678,681         679,820
                                                -----------     -----------
Total other expenses                           $  2,963,514    $  2,930,160
                                                -----------     -----------

Income before income tax                       $  2,253,926    $  1,662,128
Income tax  (Notes 2 & 15)                          800,457         685,715
                                                -----------     -----------

Net income                                     $  1,453,469    $    976,413
                                                ===========     ===========

Basic earnings per share  (Note 2)                $ 1.00         $ .70
                                                   =====          ====
Diluted earnings per share (Note 2)               $  .90         $ .61
                                                   =====          ====


               Refer to notes to the consolidated financial statements.



                       COMMUNITY BANCSHARES, INC.
                       WILKESBORO, NORTH CAROLINA
           Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1999 and 1998


                                                       Accumulated
                                                          Other
              Number    Common       Paid                Compre-
                Of      Stock        -in-      Retained  hensive
              Shares   Par Value    Capital    Earnings  Income      Total
              ------   ---------    -------    --------  ------      -----

Balance,
December 31,
  1997       1,297,156 $3,891,468 $5,380,223 $  791,381 $  41,936  $10,105,008
             ---------  ---------  ---------  ---------  --------   ----------

Comprehensive income:
 Net income,
  1998          --         --          --       976,413     --         976,413
 Unrealized
  gains,
  securities    --         --          --        --        49,559       49,559

Exercise of
  warrants     147,628    442,884    369,070      --         --        811,954

Exercise of
  options        2,200      6,600     20,400      --         --         27,000
             ---------  ---------  ---------  ---------  --------   ----------

Balance,
  December 31,
  1998       1,446,984 $4,340,952 $5,769,693 $1,767,794 $  91,495  $11,969,934

Comprehensive income:
 Net income,
  1999          --          --         --     1,453,469     --       1,453,469
 Unrealized
  loss,
  securities    --          --         --        --      (321,617)    (321,617)

Exercise of
  warrants         500      1,500      1,250     --        --            2,750

Exercise of
  options       19,900     59,700    126,300     --        --          186,000

Cancellation
 of 82,968
 warrants and
 20,000  options  --        --    (1,155,100)    --       --        (1,155,100)
             ---------  ---------  ---------  ---------  --------   ----------

Balance,
 December 31,
 1999        1,467,384 $4,402,152 $4,742,143 $3,221,263 $(230,122) $12,135,436
             =========  =========  =========  =========  ========   ==========


               Refer to notes to the consolidated financial statements.



                       COMMUNITY BANCSHARES, INC.
                       WILKESBORO, NORTH CAROLINA
                 Consolidated Statements of Cash Flows

                                              Years Ended December 31,
                                              ------------------------
                                                 1999          1998
                                                 ----          ----
Cash flows from operating activities:
 Net income                                   $  1,453,469  $    976,413
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization                  131,952       104,385
    Net accretion of discount on securities        (70,202)       51,214
    Loss on sale or  settlements of securities      24,331        (1,360)
    Provisions for loan losses                     215,535       258,257
(Increase) in other assets                        (112,733)     (129,317)
(Decrease) in liabilities                         (114,076)      (34,354)
                                               -----------   -----------
Net cash provided by operating activities     $  1,528,276  $  1,225,238
                                               -----------   -----------

Cash flows from investing activities:
Available-for-sale securities:
   Proceeds from sale of securities           $  3,704,184  $    504,687
   Proceeds from maturities and paydowns        17,338,871     3,973,984
   Purchase of securities                      (16,402,765)  (15,175,211)
Held-to-maturity securities:
   Purchase of securities                       (1,328,112)     (538,462)
   Maturities and paydowns                       1,906,784     1,781,105
Net increase in loans                           (1,030,511)   (3,184,878)
Purchase of property and equipment                 (83,049)     (505,785)
                                               -----------   -----------
Net cash provided by investing activities     $  4,105,402  $(13,144,560)
                                               -----------   -----------

Cash flows from financing activities:
Proceeds from exercise of options
   and warrants                               $    188,750  $    838,954
Cancellation of options/warrants                (1,155,100)       --
Borrowings, FHLB                                 7,984,919       700,000
Increase in deposits                               635,984     9,526,972
                                               -----------   -----------
Net cash provided by financing activities     $  7,654,553  $ 11,065,926
                                               -----------   -----------

Net increase in cash and cash equivalents     $ 13,288,231  $   (853,396)
Cash and cash equivalents, beginning of year     3,181,025     4,034,421
                                               -----------   -----------
Cash and cash equivalents, end of year        $ 16,469,256  $  3,181,025
                                               ===========   ===========

Supplemental Information:

Income taxes paid                             $    687,050  $    653,516
                                               ===========   ===========

Interest paid                                 $  4,017,130  $  4,339,941
                                               ===========   ===========


          Refer to notes to the consolidated financial statements



                        COMMUNITY BANCSHARES, INC.
                        WILKESBORO, NORTH CAROLINA
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999 AND 1998


NOTE 1 - SUMMARY OF ORGANIZATION

	Community Bancshares, Inc., Wilkesboro, North Carolina (the "Company") was incorporated under the laws of the State of North Carolina on June 11, 1990, for the purpose of becoming a bank holding company with respect to a proposed national bank, Wilkes National Bank (the "Bank"), to be located in Wilkesboro, North Carolina. The Bank commenced operations on January 17, 1992 immediately after the Company acquired 100 percent of the Bank's voting stock by injecting $3.75 million into the Bank's capital accounts. Since then, the bank opened three additional branches, bringing the total banking offices to four. The Bank is primarily engaged in the business of obtaining deposits and providing commercial, consumer, and real estate loans to the general public. Bank deposits are each insured up to $100,000 by the Federal Deposit Insurance Corporation (the "FDIC") subject to certain limitations imposed by the FDIC.

	In 1990, during its initial stages, the Company filed a Form S-1 Registration Statement with the Securities and Exchange Commission offering for sale a minimum of 365,000 and a maximum of 660,000 shares of its common stock, $6.00 par value per share. During 1995, the Company's Board of Directors declared a two-for-one stock split and reduced the par value of the Company's common stock to $3.00 per share. During 1996, the Company completed the sale of 500,000 shares of its common stock, resulting in net proceeds of $4,934,242. As of December 31, 1999 and 1998, there were 1,467,384 and
1,446,984 shares of common stock, respectively, outstanding.

	In the initial stock sale in 1990, the Company offered warrants to its organizers and to a group of initial subscribers. Each warrant, when surrendered with $5.50 to the Company, is convertible into one share of common stock. The warrants expire ten years from January 17, 1992. At December 31, 1999, there were 151,568 warrants outstanding. The Company also has a stock option plan with 180,500 options outstanding as of December 31, 1999. Details of the option plan are discussed under Notes 12 & 16.

	During 1994, the Company, together with four unrelated banks, established Community Mortgage Corporation ("Community Mortgage") to engage in mortgage related activities as allowed under the Bank Holding Company Act.
The Company invested $50,000 in Community Mortgage in exchange for 20% of Community Mortgage's common stock. During 1996 and 1997, the Company acquired additional shares of Community Mortgage, eventually increasing its ownership position to 100% of the voting shares. Community Mortgage's financial statements are included in the Company's consolidated financial statements as of and for the years ended December 31, 1999 and 1998.


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

	BASIS OF ACCOUNTING. The accounting and reporting policies of the Company conform to generally accepted accounting principles and to general practices in the banking industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and income and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosure proceedings.

	INVESTMENT SECURITIES. Investment securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and are reported at amortized cost. Investment securities held for current resale are classified as trading securities and are reported at fair value, with unrealized gains and losses included in earnings. Investment securities not classified either as securities held to maturity or trading securities are classified as available for sale and reported at fair value; net unrealized gains or losses (net of related taxes) are excluded from earnings and are reported as accumulated other comprehensive income/(loss) within shareholders' equity. The classification of investment securities as held to maturity, trading or available for sale is determined at the date of purchase.

	Realized gains and losses from sales of investment securities are determined based upon the specific identification method. Premiums and discounts are amortized as an adjustment to yield over the remaining lives of the securities using the level-yield method.

	Management periodically evaluates investment securities for other than temporary declines in value and records losses, if any, through an adjustment to earnings.

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

	Impaired loans are (i) non-performing loans that have been placed on nonaccrual status and (ii) loans which are performing according to all contractual terms of the loan agreement, but may have substantive indication of potential credit weakness. Accounting standards require impaired loans to be measured based on (a) the present value of expected future cash flows discounted at the loan's original effective interest rate, or (b) the loan's observable market price, or (c) the fair value of the collateral if the loan is collateral dependent.

	ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses (the "Allowance") is established through provisions charged to operations. Loans deemed to be uncollectible are charged against the Allowance, and subsequent recoveries, if any, are credited to the Allowance. The adequacy of the Allowance is based on management's evaluation of the loan portfolio under current economic conditions, past loan loss experience, adequacy of underlying collateral, changes in the nature and volume of the loan portfolio, review of specific problem loans, and such other factors which, in management's judgment, deserve recognition in estimating loan losses. The evaluation for the adequacy of the Allowance is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. Various regulatory agencies, as an integral part of their examination process, periodically review the Company's Allowance. Such agencies may require the Company to recognize additions to the Allowance based on their judgments about information available to them at the time of their examination.

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

	OTHER REAL ESTATE. Other real estate represents property acquired through foreclosure proceedings. Other real estate is carried at the lower of: (i) cost; or (ii) fair value less estimated selling costs. Fair value is determined on the basis of current appraisals, comparable sales and other estimates of value obtained principally from independent sources. Any excess of the loan balance at the time of foreclosure over the fair value of the real estate held as collateral is treated as a loan loss and charged against the allowance for loan losses. Gain or loss on the sale of the property and any subsequent adjustments to reflect changes in fair value of the property are reflected in the income statement. Recoverable costs relating to the development and improvement of the property are capitalized whereas routine holding costs are charged to expense.

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

	STOCK OPTIONS AND WARRANTS. There are two major accounting standards that address the accounting for stock options/warrants. Entities are allowed to freely choose between the two distinct standards. The first standard, APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") measures stock options/warrants by the intrinsic value method. Under the above method, if the exercise price is the same or above the quoted market price at the date of grant, no compensation expense is recognized. The second standard, SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), may recognize a compensation expense even in cases where the exercise price is the same or above the quoted market price. SFAS 123 takes into account the time value of the options/warrants; that is, the value of being able to defer a decision on whether or not to exercise the option/warrants until the expiration date. The Company follows the accounting standards of APB 25. Had the Company followed the accounting standards of SFAS 123, net income for the years ended December 31, 1999 and 1998 would have been reduced by $46,128 and $36,147, respectively. On a per share basis, basic and diluted earnings per share would have been reduced in each of the above years by $.03 and diluted earnings per share would have been reduced by $.03 (1999) and $.02 (1998).

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

 	The following is a reconciliation of net income (the numerator) and the weighted average shares outstanding (the denominator) used in determining basic and diluted EPS for each of the following periods:

                                    Year Ended December 31, 1999
                         ----------------------------------------------------
                                 Basic EPS                  Diluted EPS
                         ------------------------    ------------------------
                         Numerator    Denominator    Numerator    Denominator
                         ---------    -----------    ---------    -----------
Net income               $1,453,469                 $1,453,469
Weighted average shares                1,457,259                   1,457,259
Dilutive options,
  warrants, net                                                      154,099
                          ---------    ---------     ---------     ---------
   Totals                $1,453,469    1,457,259    $1,453,469     1,611,358
                          =========    =========     =========     =========

EPS                                $1.00                      $.90
                                    ====                       ===

                                    Year Ended December 31, 1999
                         ----------------------------------------------------
                                 Basic EPS                  Diluted EPS
                         ------------------------    ------------------------
                         Numerator    Denominator    Numerator    Denominator
                         ---------    -----------    ---------    -----------
Net income               $  976,413                 $  976,413
Weighted average shares                1,397,041                   1,397,041
Dilutive options,
  warrants, net                                                      206,178
                          ---------    ---------     ---------     ---------
   Totals                $  976,413    1,397,041    $  976,413     1,603,219
                          =========    =========     =========     =========

EPS                                $.70                       $.61
                                    ===                        ===

	RECENT ACCOUNTING PRONOUNCEMENTS. In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 provides guidance for capitalizing and expensing the costs of computer software developed or obtained for internal use. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. The adoption of SOP 98-1 did not have a material impact on the accompanying consolidated financial statements.

	SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June, 1998 and is effective for all calendar-year entities beginning in January, 2000. This Statement applies to all entities and requires that all derivatives be recognized as assets or liabilities in the balance sheet, at fair values. Gains and losses of derivative instruments not designated as hedges will be recognized in the income statement. Since the Company does not invest in derivative instruments, SFAS 133 will not have a material impact on the Company's financial statements.

	SFAS 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" amends prior accounting standards, primarily SFAS 65, with respect to the classification of retained interests, such as mortgage-backed securities, following a securitization of mortgage loans held for sale. This statement became effective for the first quarter of 1999. Since the Company does not securitize mortgage loans, no financial statement impact has resulted from adopting this statement.


NOTE 3 - FEDERAL FUNDS SOLD

	  The Bank is required to maintain legal cash reserves computed by applying prescribed percentages to its various types of deposits. When the Bank's cash reserves are in excess of the required amount, the Bank may lend the excess to other banks on a daily basis. At December 31, 1999 and 1998, the Bank sold $2,000,000 and zero, respectively, to other banks through the federal funds market.


NOTE 4 - SECURITIES AVAILABLE-FOR-SALE

	The amortized costs and estimated market values of securities available-for-sale as of December 31, 1999 follow:

                                                   Gross
                                                 Unrealized
                               Amortized     ----------------    Estimated
    Description                  Costs       Gains     Losses   Market Values
    -----------                  -----       -----     ------   -------------
U.S. Treasury securities     $   505,063     $ --    $  (5,843)  $   499,220
U.S. Agency securities        14,539,632      564     (245,668)   14,294,528
FRB, FHLB stock                  625,400       --        --          625,400
Municipal securities           2,563,346       --      (47,799)    2,515,547
Mortgage pools                 1,222,752       --      (43,022)    1,179,730
Other securities                 264,756       --       (6,901)      257,855
                              ----------      ---     --------    ----------
  Total securities           $19,720,949     $564    $(349,233)  $19,372,280
                              ==========      ===     ========    ==========

	All national banks are required to hold FRB stock. No ready market exists for the FRB stock nor does the stock have a quoted market value. Accordingly, FRB stock is reported at cost. Also, no ready market exists for FHLB stock. Accordingly, the FHLB stock is recorded at cost.

	The amortized costs and estimated market values of securities available-for-sale as of December 31, 1998 follow:

                                                   Gross
                                                 Unrealized
                               Amortized     ----------------    Estimated
    Description                  Costs       Gains     Losses   Market Values
    -----------                  -----       -----     ------   -------------
U.S. Treasury securities     $ 2,765,918   $ 32,802  $   --       $ 2,798,720
U.S. Agency securities        16,756,102    102 010     (8,414)    16,849,698
FRB, FHLB stock                  191,100       --        --           191,100
Municipal securities           2,276,412     25,954     (2,525)     2,299,841
Mortgage pools                 1,377,225      2,516     (5,438)     1,374,303
Other securities                 773,986        668      --           774,654
                              ----------    -------    -------     ----------
  Total securities           $24,140,743   $163,950   $(16,377)   $24,288,316
                              ==========    =======    ========    ==========

	The amortized costs and estimated market values of securities available-for-sale at December 31, 1999, by contractual maturity, are shown in the following chart. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                         Amortized       Estimated
                                           Costs       Market Values
                                           -----       -------------
   Due in one year or less              $ 2,098,061     $ 2,059,832
   Due after one through five years      14,174,646      13,980,250
   Due after five through ten years       2,822,842       2,706,798
   FRB, FHLB stock (no maturity)            625,400         625,400
                                         ----------      ----------
     Total securities                   $19,720,949     $19,372,280
                                         ==========      ==========

	Proceeds form sales of securities during 1999 and 1998 were $3,704,184 and $504,687, respectively. A loss of $(24,331) (1999) and a gain of $1,360
(1998) were realized on those sales.

	As of December 31, 1999 and 1998, securities with an aggregate par value of $3,775,000 and $3,500,000, respectively, were pledged as collateral to secure public funds.


NOTE 5 - SECURITIES HELD-TO-MATURITY

	The amortized costs and estimated market values of securities held-to-maturity as of December 31, 1999 follow:

                                                   Gross
                                                 Unrealized
                               Amortized     ----------------    Estimated
    Description                  Costs       Gains     Losses   Market Values
    -----------                  -----       -----     ------   -------------
Mortgage-backed securities   $   442,521   $   --    $  (6,817)   $   435,704
Mortgage pools                 1,363,969      2,056    (13,622)     1,352,403
                              ----------    -------    -------     ----------
  Total securities           $ 1,806,490   $  2,056   $(20,439)   $ 1,788,107
                              ==========    =======    ========    ==========

        The amortized costs and estimated market values of securities held-to-maturity as of December 31, 1998 follow:

                                                   Gross
                                                 Unrealized
                               Amortized     ----------------    Estimated
    Description                  Costs       Gains     Losses   Market Values
    -----------                  -----       -----     ------   -------------
Mortgage-backed securities   $ 1,000,584   $ 12,660  $    (212)   $ 1,013,032
Mortgage pools                 1,384,578     19,012        --       1,403,590
                              ----------    -------    -------     ----------
  Total securities           $ 2,385,162   $ 31,672   $   (212)   $ 2,416,622
                              ==========    =======    ========    ==========

	The amortized costs and estimated market values of securities held-to-maturity at December 31, 1999, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                         Amortized       Estimated
                                           Costs       Market Values
                                           -----       -------------
   Due after one through five years     $   601,405     $   596,966
   Due after five through ten years         943,402         935,045
   Due after ten years                      261,683         256,096
                                         ----------      ----------
     Total securities                   $ 1,806,490     $ 1,788,107
                                         ==========      ==========

	At December 31, 1999 and 1998, securities with an aggregate par value of $762,695 and zero, respectively, were pledged to secure public deposits.


NOTE 6 - LOANS

	The composition of net loans by major loan category, as of December 31, 1999 and 1998, follows:

                                                   December 31,
                                               ---------------------
                                               1999             1998
                                               ----             ----
  Commercial, financial, agricultural      $32,471,688      $29,132,567
  Real estate-construction                   7,483,941        7,699,492
  Real estate-mortgage                      21,236,064       20,830,973
  Installment                               12,959,935       15,404,781
  Lease financing                               12,868          159,642
                                            ----------       ----------
  Loans, gross                             $74,164,496      $73,227,455
  Deduct:
    Allowance for loan losses               (1,228,895)      (1,106,830)
                                            ----------       ----------
      Loans, net                           $72,935,601      $72,120,625
                                            ==========       ==========

	The Company considers impaired loans to include all restructured loans, loans on which the accrual of interest had been discontinued and all other loans which are performing according to the loan agreement, but may have substantive indication of potential credit weakness. The Company's recorded investment in impaired loans amounted to approximately $861,833 and $1,409,332 at December 31, 1999 and 1998, respectively. These loans had related allowances for loan losses of approximately $107,748 and $211,400, at December 31, 1999 and 1998, respectively. Non-accruing loans, a loan category which is part of impaired loans, amounted to $103,511 and zero at December 31, 1999 and 1998, respectively. Had interest been accrued on these loans at their originally contracted rates, interest income would have been increased by approximately $4,306 and zero for the years ended December 31, 1999 and 1998, respectively.


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

Activity within the Allowance accounts for the years ended December 31, 1999 and 1998 follows:

                                                   December 31,
                                               ---------------------
                                               1999             1998
                                               ----             ----
Balance, beginning of year                 $1,106,830        $1,033,393
Add: Provision for loan losses                215,535           258,257
Add: Recoveries of previously charged
     off amounts                               23,889            14,897
                                            ---------         ---------
   Total                                   $1,346,254        $1,306,547
Deduct: Amount charged-off                   (117,359)         (199,717)
                                            ---------         ---------
Balance, end of year                       $1,228,895        $1,106,830
                                            =========         =========


NOTE 8 - PROPERTY AND EQUIPMENT

	Building, furniture, equipment, land and leasehold improvements are stated at cost less accumulated depreciation. Components of property and equipment included in the consolidated balance sheets at December 31, 1999 and 1998 follow:

                                                   December 31,
                                               ---------------------
                                               1999             1998
                                               ----             ----
Land                                       $  464,100       $  464,100
Leasehold improvement                          13,165          118,090
Building                                    1,606,078        1,537,333
Furniture and equipment                       472,387          408,632
                                            ---------        ---------
   Property and equipment, gross           $2,555,730       $2,528,155
Deduct:
    Accumulated depreciation                 (382,881)        (313,548)
                                            ---------        ---------
    Property and equipment, net            $2,172,849       $2,214,607
                                            =========        =========

	Depreciation expenses for the years ended December 31, 1999 and 1998 amounted to $124,807 and $97,239, respectively. Depreciation is charged to operations over the estimated useful lives of the assets. The estimated useful lives and methods of depreciation for the principal items follow:

    Type of Asset             Life in Years   Depreciation Method
  Furniture and equipment       1 to 7           Straight-line
  Building                     32 to 39          Straight-line
  Leasehold improvements          5              Straight-line


NOTE 9 - COMMITMENTS AND CONTINGENCIES

	On December 23, 1998, the Company settled a proposed derivative action involving the Company and eight of its directors. All claims made by all parties have been dismissed pursuant to the settlement. Pursuant to the terms of the settlement agreement on February 18, 1999, six directors agreed to purchase substantially all of the common stock of the Company owned by two other directors and their related interests. In addition, the Company and certain directors agreed to purchase from the above two directors all the Company's warrants and stock options owned by the above two directors. Accordingly, the Company purchased 82,968 warrants and 20,000 options for an aggregate price of $1,155,100. All warrants and options purchased by the Company in the above transaction were cancelled.

	Please refer to Notes 1, 12, 16 and 17 concerning warrants and options earned by directors, organizers and executive officers.

	Please refer to Note 17 concerning a contract the Company executed with the Bank's CEO.


NOTE 10 - FHLB ADVANCES

	Advances from FHLB totaled $8,684,919 and $700,000 at December 31, 1999 and 1998, respectively. Below are additional details concerning the advances.

            Outstanding Advances
                December 31,
            -------------------     Interest                Maturity
            1999           1998      Rate      Amortizing    Date
            ----           ----      ----      ----------    ----
         $  684,919     $  700,000   6.15%        Yes       8-17-2018
          2,000,000         --       5.71%        No        9-28-2004
          2,000,000         --       6.09%        No        3-15-2000
          4,000,000         --       5.96%        No        2-22-2000
          ---------      ---------
Total    $8,684,919     $  700,000    N/A         N/A          N/A
          =========      =========


NOTE 11 - DEPOSITS

	The following details deposit accounts at December 31, 1999 and 1998:

                                                   December 31,
                                               ---------------------
                                               1999             1998
                                               ----             ----
Non-interest bearing deposits              $ 7,998,076       $ 7,959,459
Interest bearing deposits:                   8,351,500         8,219,478
  NOW accounts                               9,917,395         9,016,364
  Money market accounts                      3,572,569         3,785,727
  Time, less than $100,000                  37,537,544        38,753,556
  Time, $100,000 and over                   24,565,436        23,571,952
                                            ----------        ----------
   Property and equipment, gross           $91,942,520       $91,306,536
                                            ==========        ==========


NOTE 12 - SHAREHOLDERS' EQUITY

	The Company currently has 10.0 million shares of common stock authorized, 1,467,384 shares of which were issued and outstanding at December 31, 1999. The holders of common stock have no preemptive rights with respects to the issuance of any shares by the Company. The Company is authorized to issue up to 1.0 million shares of preferred stock, $6.00 par value, issuable in series, the relative rights and preferences of which shall be designated by the Board of Directors. The preferred stock may have senior dividend and/or liquidation preferences superior to those of common stock. No preferred stock were issued and outstanding at December 31, 1999.

	At December 31, 1999 and 1998, there were 151,568 and 235,036 stock warrants, respectively, outstanding. During 1999 and 1998, 500 and 147,628 warrants, respectively, were exercised at $5.50 per share. Also, the Company purchased and immediately cancelled 82,968 warrants during calendar year 1999.

	The Company adopted an incentive stock option plan covering 400,000 stock options. At December 31, 1999 and 1998, there were 180,500 and 201,496 stock options, respectively, outstanding. Please refer to Notes 16 & 17 for additional details concerning stock options.



NOTE 13 - INTEREST ON DEPOSITS AND BORROWINGS

	A summary of interest expense for the years ended December 31, 1999 and 1998 follows:

                                                   December 31,
                                               ---------------------
                                               1999             1998
                                               ----             ----
  Interest on NOW accounts                  $  243,930       $  260,675
  Interest on money market accounts            289,435          264,017
  Interest on savings accounts                  70,610           98,985
  Interest on CDs under $100,000             1,946,689        2,276,718
  Interest on CDs, $100,000 and over         1,241,187        1,328,642
  Interest, other borrowings                    71,328           18,150
                                             ---------        ---------
   Total interest on deposits
    and borrowings                          $3,863,179       $4,247,187
                                             =========        =========


NOTE 14 - OTHER OPERATING EXPENSES

	A summary of other operating expenses for the years ended December 31, 1999 and 1998 follows:

                                                   December 31,
                                               ---------------------
                                               1999             1998
                                               ----             ----
  Advertising and public relations            $ 69,141        $ 81,450
  Supplies and printing                         94,065         115,719
  Utilitie and telephone                        91,738          87,343
  Rental and lease expense                      54,937         123,333
  Taxes and licenses                            51,142          66,630
  Regulatory assessments                        52,621          48,493
  All other operating expenses                 265,037         156,852
                                               -------         -------
   Total other operating expenses             $678,681        $679,820
                                               =======         =======


NOTE 15 - INCOME TAXES

	As of December 31, 1999 and 1998, the Company's provision for income taxes consisted of the following:

                                                   December 31,
                                               ---------------------
                                               1999             1998
                                               ----             ----
  Current                                     $765,180       $721,424
  Deferred                                      37,408         29,577
  Reversal of valuation allowance                --           (47,969)
  Loss carryforward, (benefit)                  (2,131)       (17,317)
                                               -------        -------
   Federal income tax expense                 $800,457       $685,715
                                               =======        =======

	Deferred income taxes for the years ended December 31, 1999 and 1998 consist of the following:

                                                1999           1998
                                                ----           ----
   Provision for loan losses                  $41,684        $24,969
   Other                                       (4,276)         4,608
                                               ------         ------
      Total                                   $37,408        $29,577
                                               ======         ======

	The Company's provision for income taxes differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes. A reconciliation of federal statutory income taxes to the Company's actual income tax provision follows for the year ended December 31, 1999:
                                                      1999
                                                      ----
   Income taxes at statutory rate                   $766,335
   State tax, net of Federal benefits                102,541
   Change in valuation allowance                     (41,684)
   Tax exempt income                                 (40,031)
   Other                                              13,296
                                                     -------
      Total                                         $800,457
                                                     =======
	The tax effects of the temporary differences that comprise the net deferred tax assets at December 31, 1999 is presented below:

                                                      1999
 Deferred tax assets:                                 ----
   Allowance for loan losses                        $ 390,201
   Community Mortgage                                  11,152
   Unrealized loss, securities                        118,547
   Deferred asset, depreciation                         1,743
   Valuation reserve                                 (341,923)
                                                     --------
      Net deferred tax asset                        $ 149,720
                                                     ========

	There was a net change in the valuation allowance during 1999. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projection for future taxable income over the periods which the temporary differences resulting in the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of those deductible differences, net of the existing valuation allowance at December 31, 1999.


NOTE 16 - BENEFIT PLANS

	The Company has a savings plan (the "Savings Plan") administered under the provisions of the Internal Revenue Code Section 401(k). During 1999 and 1998, the Company made contributions totaling $36,000 and $31,174 respectively, to the Savings Plan.

	On November 18, 1993, the Bank's Board of Directors adopted a profit sharing plan ("Profit Plan") for the benefit of its employees. There were no transactions relating to this Profit Plan during either 1999 or 1998.

	The shareholders of the Company voted to adopt an incentive stock option plan ("Incentive Plan") for directors and key employees. The Incentive Plan became effective March 18, 1993 and covers 400,000 options. The exercise price of options granted must be at least the average market price as of the date of the grant. The above options expire between five to ten years from the date of the grant. In May, 1994, the Incentive Plan was amended to, among other things, provide for the automatic annual grant of options to purchase 2,000 shares of common stock to each of the Company's outside directors. The following table summarizes the activities within the Company's Incentive Plan, including those discussed in Note 12.

                                                    Stock Options
                                                --------------------
                                                1999            1998
                                                ----            ----
  Options granted in previous years            224,296        188,296
  Options granted this year                     20,904         36,000
  Options exercised in previous years          (19,600)       (17,400)
  Options exercised this year                  (19,900)        (2,200)
  Options forfeited in previous years           (3,200)        (1,200)
  Options forfeited this year                   (2,000)        (2,000)
  Options cancelled this year                  (20,000)          --
                                               -------        -------
   Balance, end of year                        180,500        201,496
                                               =======        =======

   Options available for grant                 154,800        175,704
                                               =======        =======

	The options entitle their holders to purchase one share of the Company's common stock for an amount between $5.50 to $17.00 each, at a weighted average price of $12.15.


NOTE 17 - RELATED PARTY TRANSACTIONS

	EMPLOYMENT AGREEMENT WITH CEO. On February 1, 1995, the Company entered into an Employment Agreement (the "Agreement") with one of its directors pursuant to which he would continue to serve as the President and Chief Executive Officer ("CEO") of both the Company and the Bank. The Agreement is for a term of five years; provided, however, that during each of the first five years, an additional year will be added to the term of the agreement so that the Agreement will expire on February 1, 2005. The Agreement provides for an annual base salary of $84,000, with bonuses to be determined at the discretion of the Board of Directors. The Agreement also provides for certain severance payments to be paid to the CEO in the event of a change in control of the Company. In the events of a change in control and the hiring of a different CEO, the present CEO would be entitled to receive a lump sum cash payment equal to $300,000. In addition, in the event the CEO is terminated by the Company without cause, he would receive during the balance of his term of employment the annual base salary which would otherwise be payable to him had he remained in the employ of the Company. The Agreement also entitles the CEO to other customary benefits, including an automobile allowance, health, life and disability insurance. During each of the calendar years 1999 and 1998, the CEO was granted options to purchase 2,404 and 10,000 shares of the Company's common stock, respectively, at $10.00 per share. For the years ended December 31, 1999 and 1998, the Company incurred costs of approximately $146,212 and $136,953 respectively, in salary and various benefits relating to the CEO's employment agreements.

	BORROWINGS AND DEPOSITS BY DIRECTORS AND EXECUTIVE OFFICERS. Certain directors, principal officers and companies with which they are affiliated are customers of and have banking transactions with the Bank in the ordinary course of business. As of December 31, 1999 and 1998, loans outstanding to directors, their related interest and executive officers aggregated $815,874 and $1,013,866, respectively. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties.

	A summary of the related party loan transactions during 1999 and 1998 follows:

                                              Insider Loan Transactions
                                              -------------------------
                                                1999            1998
                                                ----            ----
  Balance, beginning of year                 $1,013,866      $ 2,097,432
  New loans                                     613,048          158,229
  Less:  principal reductions                  (811,040)      (1,241,795)
                                              ---------       ---------
   Balance, end of year                      $  815,874      $1,013,866
                                              =========       =========

	Deposits by directors and their related interests, as of December 31, 1999 and 1998 approximated $1,905,656 and $1,831,003, respectively.

        DIRECTORS/ORGANIZERS STOCK WARRANTS. Please refer to Notes 1, 12 and 16 for additional details concerning warrants to directors and organizers.

        INCENTIVE STOCK OPTION PLAN TO DIRECTORS AND KEY EMPLOYEES. Please refer to Notes 12 and 16 for additional details.


NOTE 18 - FAIR VALUE OF FINANCIAL INSTRUMENTS

	The Company is required to disclose the fair value of its financial instruments where it is practical to estimate that value. The fair value estimates are made at a specific point in time based on relevant market information. Where available, quoted market prices are used to determine fair value. However, since numerous financial instruments lack quoted market prices, the Company utilized various estimation methodologies to determine the fair value. These estimation methodologies incorporate a significant number of assumptions based on judgments regarding current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in the assumptions could significantly affect the estimates.

	The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1999. Such amounts have not been revalued for purposes of these financial statements since December 31, 1999 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

	The estimated fair values of the Company's financial instruments were as follows:


                                                     December 31,
                                              ----------------------
                                              Carrying          Fair
                                              --------          ----
  Financial assets:
    Cash and due from banks                  $14,469,256      $14,469,256
    Federal funds sold                         2,000,000        2,000,000
    Securities available for sale             19,372,280       19,372,280
    Securities held to maturity                1,806,490        1,788,107
    Loans                                     72,935,601       72,664,979

  Financial liabilities
    Deposits                                 $91,942,520      $91,890,541
    FHLB borrowings                            8,684,919        8,684,919


NOTE 19 - SEGMENT REPORTING

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

Revenues from
 unaffiliated
 customers       $       707  $  8,980,463 $314,984 $     --      $  9,296,154
Revenues from
 affiliates           98,164        --         --        (98,164) $    --
                  ----------   -----------  -------  -----------   -----------
Total revenues   $    98,871  $  8,980,463 $314,984 $    (98,164) $  9,296,154
                  ==========   ===========  =======  ===========   ===========

Income/(loss)
 from operations,
 before tax      $   (58,380) $  2,306,038 $  6,268 $     --      $  2,253,926
                  ==========   ===========  =======  ===========   ===========

Identifiable
 assets, December
 31, 1999        $12,208,416  $113,620,799 $ 60,532 $(12,084,217) $113,805,530
                  ==========   ===========  =======  ===========   ===========

Depreciation and
 amortization    $     7,170  $    121,716 $  3,066 $     --      $    131,952
                  ==========   ===========  =======  ===========   ===========


NOTE 20 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

	Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 1999 and 1998, unfunded commitments to extend credit were $14,376,478 and $13,753,424, respectively. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, farm products, livestock and income producing commercial properties.

	At December 31, 1999 and 1998, commitments under letters of credit were $72,105 and $25,000, respectively. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral varies but may include accounts receivable, inventory, equipment, marketable securities and property. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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


NOTE 21 - REGULATORY MATTERS

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

	Qualitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 1999, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

	As of December 31, 1999, the Bank was considered to be Well Capitalized. To be categorized as Adequately Capitalized or Well Capitalized, the Bank must maintain minimum total risk based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. The actual capital amounts and ratios are also presented in the table below:

                            Minimum Regulatory Capital Guidelines for Banks
                            -----------------------------------------------
                                              Adequately        Well
(Dollars in thousands)            Actual      Capitalized    Capitalized
                              -------------  -------------  -------------
                              AMOUNT  RATIO  AMOUNT  RATIO  AMOUNT  RATIO

As of December 31, 1999:
Total capital-risk-based
(to risk-weighted assets):
   Bank                      $11,019  14.0%  $6,310 >= 8%  $7,888 >= 10%
   Consolidated               12,879  16.3%   6,319 >= 8%    N/A  >= N/A

Tier 1 capital-risk-based
(to risk-weighted assets):
   Bank                      $10,033  12.8%  $3,155 >= 4%  $4,733 >= 6%
   Consolidated               11,892  15.1%   3,160 >= 4%    N/A  >= N/A

Tier 1 capital-leverage
(to average assets):
   Bank                      $10,033   9.5%  $4,220 >= 4%  $5,275 >= 5%
   Consolidated               11,892  11.2%   4,226 >= 4%    N/A  >= N/A

                            Minimum Regulatory Capital Guidelines for Banks
                            -----------------------------------------------
                                              Adequately        Well
(Dollars in thousands)            Actual      Capitalized    Capitalized
                              -------------  -------------  -------------
                              AMOUNT  RATIO  AMOUNT  RATIO  AMOUNT  RATIO

As of December 31, 1998:
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
   Consolidated               11,970  11.9%   4,016 >= 4%    N/A  >= N/A


NOTE 22 - DIVIDENDS

	The primary source of funds available to the Company to pay shareholder dividends and other expenses is from the Bank. Bank regulatory authorities impose restrictions on the amounts of dividends that may be declared by the Bank. Further restrictions could result from a review by regulatory authorities of the Bank's capital adequacy. For the years ended December 31, 1999 and 1998, no dividends were paid to shareholders.


NOTE 23 - PARENT COMPANY FINANCIAL INFORMATION

	This information should be read in conjunction with the other notes to the consolidated financial statements.

                         Parent Company Balance Sheets
                         -----------------------------
                                                     December 31,
Assets                                             1999        1998
------                                             ----        ----
Cash                                            $ 2,196,361  $ 1,450,663
Investment in Community Mortgage                     54,678       47,702
Investment in Bank                                9,802,377    8,618,413
Property and equipment                              111,367    1,883,642
Other assets                                         43,632       19,493
                                                 ----------   ----------
   Total Assets                                 $12,208,415  $12,019,913
                                                 ==========   ==========

Liabilities and Shareholders' Equity:
------------------------------------
Accounts payable                                $    72,979  $    49,979
                                                 ----------   ----------
   Total Liabilities                            $    72,979  $    49,979
                                                 ----------   ----------

Common stock                                    $ 4,402,152  $ 4,340,952
Paid-in-capital                                   4,742,143    5,769,693
Retained earnings                                 3,221,263    1,767,794
Unrealized gain on securities                      (230,122)      91,495
                                                 ----------   ----------
   Total Shareholders' equity                   $12,135,436  $11,969,934
                                                 ----------   ----------
   Total Liabilities and Shareholders' equity   $12,208,415  $12,019,913
                                                 ==========   ==========


                     Parent Company Statements of Income
                     -----------------------------------

                                                     December 31,
Revenues                                           1999        1998
--------                                           ----        ----
  Interest income                               $    98,164  $    63,652
  Rental income                                       --          55,450
  Other income                                          707        --
                                                 ----------   ----------
     Total revenues                             $    98,871  $   119,102
                                                 ----------   ----------

Expenses:
--------
  Depreciation and amortization                 $     7,170  $    31,782
  Professional fees                                 106,949      290,613
  Other expenses                                     43,132       51,580
                                                 ----------   ----------
     Total expenses                             $   157,251  $   373,975
                                                 ----------   ----------
(Loss) before taxes and equity in undistributed
  earnings of subsidiaries                      $   (58,380) $  (254,873)
Tax (benefit)                                         --           --
                                                 ----------   ----------
(Loss) before equity in
 undistributed earnings of subsidiaries         $   (58,380) $   254,873)
Equity in undistributed
 earnings of subsidiaries                         1,511,849    1,231,286
                                                 ----------   ----------
  Net Income                                    $ 1,453,469  $   976,413
                                                 ==========   ==========


                Parent Company Statements of Cash Flows


                                                     December 31,
Cashflows from operating activities:               1999        1998
-----------------------------------                ----        ----
  Net income                                    $ 1,453,469  $   976,413
  Adjustments to reconcile net income to
  net cash provided by operating activities:
    Equity in undistributed
     earnings of subsidiaries                    (1,511,849)  (1,231,286)
   Depreciation and amortization                      7,170       31,782
   (Increase) in receivables and other assets       (31,508)      31,327
   Increase in payables                              23,000       27,619
                                                 ----------   ----------
  Net cash used by operating activities         $   (59,718) $  (164,145)
                                                 ----------   ----------

Cash flows from investing activities:
------------------------------------
  Sale of property and equipment                $ 1,771,766  $  (314,100)
                                                 ----------   ----------
  Net cash provided from financing activities   $ 1,771,766  $  (314,100)
                                                 ----------   ----------

Cash flows from financing activities:
  Cancellation of options/warrants              $(1,155,100) $     --
  Exercise of warrants/options                      188,750      838,954
                                                 ----------   ----------
Net cash used by financing activities           $  (966,350) $   838,954
                                                 ----------   ----------

Net increase in cash and cash equivalents       $   745,698  $   360,709
Cash and cash equivalents,
 beginning of the year                            1,450,663    1,089,954
                                                 ----------   ----------
Cash and cash equivalents, end of year          $ 2,196,361  $ 1,450,663
                                                 ==========   ==========


Item 8.  Changes in and Disagreements with Accountants on Accounting and
------   ---------------------------------------------------------------
Financial Disclosure.
--------------------

	There has been no occurrence requiring a response to this Item.


                                     PART III

	The information relating to Items 9, 10, 11 and 12 of this Report will be filed as an amendment to this Report on or before April 29, 2000 or the Company will otherwise have filed a definitive proxy statement involving the election of directors pursuant to Regulation 14A, which definitive proxy statement will contain such information.


Item 13.  Exhibits and Reports on Form 8-K.
-------   --------------------------------

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

Exhibit No.                       Description of Exhibit
----------                        ----------------------

    *3.1     -    Articles of Incorporation dated June 11, 1990 (S-1).

    *3.2     -    Articles of Amendment dated August 21, 1990 (S-1).

    *3.2.1   -    Articles of Amendment dated November 13, 1995 (10-Q).

    *3.3     -    Amended and Restated Bylaws (8-K).

    *10.4    -    Lease Agreement dated June 27, 1991 by and between
                  Registrant and Edward F. and Frances C. Greene, for facility located in Wilkesboro, North Carolina (1991
                  10-K).

    *10.5    -    Lease Agreement dated November 17, 1993 by and between
                  Registrant and Edward F. Greene and Joe D. Severt for facility located in North Wilkesboro, North Carolina
                  (1993 10-K).

    *10.6    -    Employment Agreement, dated February 1, 1995, by and
                  among Community Bancshares, Inc., Wilkes National Bank and Ronald S. Shoemaker (S-2).

    *10.7    -    Lease Agreement dated February 25, 1997 by and between
                  Wilkes National Bank and Edward F. and Francis C.
                  Greene, for facility located at 1600 Curtis Bridge
                  Road, Wilkesboro, North Carolina (1996 10-K).

     21.1    -    Subsidiaries of the Registrant.

     23.1    -    Consent of Francis & Co.

     27.1    -    Financial Data Sheet (for SEC use only).

	(b)	REPORTS ON FORM 8-K.  No reports on Form 8-K were required to be filed for the fourth quarter of 1999.


                                 SIGNATURES
                                 ----------

	Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    COMMUNITY BANCSHARES, INC.



Dated: March 28, 2000               By: /s/ Ronald S. Shoemaker
                                        -------------------------
                                    Ronald S. Shoemaker
                                    President and Chief Executive Officer
                                    (chief executive, financial and accounting
                                     officer)

	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

             Signature                                    Date
             ---------                                    ----

/s/ Brent F. Eller                                     March 29, 2000
-------------------------------------
   BRENT F. ELLER
   Secretary, Treasurer and Class I Director

/s/ Jack R. Ferguson                                   March 29, 2000
-------------------------------------
   JACK R. FERGUSON
   Class II Director

/s/ Gilbert R. Miller                                  March 29, 2000
-------------------------------------
   GILBERT R. MILLER
   Class I Director

/s/ Randy D. Miller                                    March 29, 2000
-------------------------------------
   RANDY D. MILLER
   Class I Director

/s/ Dwight E. Pardue                                   March 29, 2000
-------------------------------------
   DWIGHT E. PARDUE
   Class III Director

/s/ Robert F. Ricketts, D.D.S.                         March 29, 2000
-------------------------------------
   ROBERT F. RICKETTS, D.D.S.
   Class II Director

/s/ Rebecca Ann Sebstian                               March 29, 2000
-------------------------------------
   REBECCA ANN SEBASTIAN
   Class I Director

/s/ R. Colin Shoemaker                                 March 29, 2000
-------------------------------------
   R. COLIN SHOEMAKER
   Class III Director

/s/ Ronald S. Shoemaker                                March 29, 2000
-------------------------------------
   RONALD S. SHOEMAKER
   President and Class III Director


                               EXHIBIT INDEX


Exhibit
Number                   Description of Exhibit
-------                  ----------------------

  21.1              Subsidiaries of the Registrant.

  23.1              Consent of Francis & Co.

  27.1              Financial Data Schedule (for SEC use only)



                                                        EXHIBIT 21.1


                    SUBSIDIARIES OF THE REGISTRANT


Wilkes National Bank, a national banking association

Community Mortgage Corporation, a North Carolina corporation


                                                        EXHIBIT 23.1


                     INDEPENDENT AUDITOR'S CONSENT


We consent to the incorporation by reference into the Form S-8 Registration Statement of Community Bancshares, Inc. (Registration No. 333-46231) of our report dated February 17, 2000, appearing in the Annual Report on Form 10-KSB of Community Bancshares, Inc. for the year ended December 31, 1999.


                                      /s/ Francis & Co., CPAs
                                      --------------------------
                                      Francis & Co., CPAs



Atlanta, Georgia
March 28, 200