Form 10QSB
period 2000-03-31
COMMUNITY BANCSHARES INC /NC/
filed 2000-05-11
CIK 867241

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549
                  ---------------------------
                         FORM 10-QSB

(Mark One)

 X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934
	For the quarterly period ended March 31, 2000.

                              OR

  	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
---	SECURITIES EXCHANGE ACT OF 1934
	For the transition period from               to
                                     -------------    ------------
                  Commission File No. 0-22517

                COMMUNITY BANCSHARES, INC.
------------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)


    North Carolina                        56-1693841
-------------------------   --------------------------------------
 (State of Incorporation)   (I.R.S. Employer Identification No.)

  1301 Westwood Ln.-Westfield Village, Wilkesboro, NC  28697
------------------------------------------------------------------
              (Address of Principal Executive Offices)

                          (336) 903-0600
------------------------------------------------------------------
          (Issuer's Telephone Number, Including Area Code)

                                N/A
------------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if Changed
                       Since Last Report)

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

	Common stock, $3.00 par value per share 1,467,384 shares issued and outstanding as of May 9, 2000.



                       PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                        COMMUNITY BANCSHARES, INC.
                        WILKESBORO, NORTH CAROLINA
                        CONSOLIDATED BALANCE SHEETS

                             ASSETS
                             ------
                                       March 31,      December 31,
                                         2000            1999
                                      (Unaudited)     (Unaudited)
                                      -----------     -----------
Cash and due from banks              $  7,509,858    $ 14,469,256
Federal funds sold                      4,000,000       2,000,000
                                      -----------     -----------
  Total cash and cash equivalents    $ 11,509,858    $ 16,469,256
Securities:
 Available-for-sale,
  at estimated market values           20,103,711      19,372,280
 Held-to-maturity (Estimated market
  values of $6,571,656 (03-31-00)
  and $1,788,107 (12-31-99)             6,619,079       1,806,490
Loans, net                             73,447,574      72,935,601
Property and equipment                  2,236,660       2,172,849
Other assets                            1,048,782       1,049,054
                                      -----------     -----------
  Total Assets                       $114,965,664    $113,805,530
                                      ===========     ===========

                LIABILITIES AND SHAREHOLDERS' EQUITY
                ------------------------------------
Liabilities:
------------
Deposits
 Non-interest bearing deposits       $  7,785,654    $  7,998,076
 Interest bearing deposits             88,134,551      83,944,444
                                      -----------     -----------
  Total deposits                     $ 95,920,205    $ 91,942,520
FHLB advances                           5,652,205       8,684,919
Other liabilities                         874,376       1,042,655
                                      -----------     -----------
  Total Liabilities                  $102,446,786    $101,670,094
                                      -----------     -----------

Commitments & Contingencies

Shareholders' Equity:
---------------------
Common stock - $3.00 par value, 10
 million shares authorized; 1,467,384
 shares issued and outstanding at
 March 31, 2000 December 31, 1999    $  4,402,152    $  4,402,152
Paid-in-capital                         4,742,143       4,742,143
Retained earnings                       3,644,402       3,221,263
Unrealized gain on
 securities available-for-sale           (269,819)       (230,122)
                                      -----------     -----------
  Total Shareholders' Equity         $ 12,518,878    $ 12,135,436
                                      -----------     -----------
  Total Liabilities
   and Shareholders' Equity          $114,965,664    $113,805,530
                                      ===========     ===========

        Refer to notes to the consolidated financial statements.


                   COMMUNITY BANCSHARES, INC.
                   WILKESBORO, NORTH CAROLINA
                 CONSOLIDATED INCOME STATEMENTS
                           (UNAUDITED)

                                             For the quarter
                                             ended March 31,
                                            -----------------
                                            2000         1999
                                            ----         ----
Interest and fees
 on loans and investments               $2,516,445    $2,240,746
Interest expense                         1,119,509       996,212
                                         ---------     ---------
Net interest income                     $1,396,936    $1,244,534

Provision for possible loan losses          40,000         5,000
                                         ---------     ---------

  Net interest income after
   provision for possible loan losses   $1,356,936    $1,239,534
                                         ---------     ---------

Other income:
 Service fees and other charges         $   90,086    $   68,651
 Gain on sale of assets                       - -          1,759
 Gain (loss) on sale of securities         (26,159)        5,184
                                         ---------     ---------
  Total other income                    $   63,927    $   75,594
                                         ---------     ---------

Operating expenses:
 Salaries and benefits                  $  467,173    $  377,070
 Legal and professional                     26,873        69,355
 Depreciation                               36,338        28,670
 Amortization                                1,665         1,665
 Courier and postage                        36,731        27,282
 Rent and land lease expense                16,369        12,326
 Data processing                            49,357        52,071
 Other operating expenses                  171,501       191,317
                                         ---------     ---------
  Total operating expenses              $  806,007    $  759,756
                                         ---------     ---------

Net income before taxes                 $  614,856    $  555,372

Income taxes                               191,716       216,803
                                         ---------     ---------

Net income                              $  423,140    $  338,569
                                         =========     =========


Basic income per share                  $      .29    $      .23
                                         =========     =========

Diluted income per share                $      .26    $      .20
                                         =========     =========

     Refer to notes to the consolidated financial statements.


                        COMMUNITY BANCSHARES, INC.
                        WILKESBORO, NORTH CAROLINA
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)

                                                   Three Months Ended
                                                       March 31,
                                                  --------------------
                                                 2000            1999
                                                 ----            ----

Cash flows from operating activities:        $   325,706     $   338,569
                                              ----------      ----------

Cash flows from Investing Activities:
  Purchase of fixed assets                      (100,149)         (4,674)
  (Increase) in loans                           (551,973)        563,762
  Securities:  Available-for-sale
   Sale of securities                          1,558,740       1,521,600
   Purchase of securities                     (2,497,113)     (2,296,313)
   Maturity and paydowns                         173,009       1,581,568
  Securities:  Held-to-maturity
   Purchase of securities                     (4,911,663)           - -
   Maturity and paydowns                          99,074         400,344
                                              ----------      ----------
Net cash (used in) provided by
 investing activities                        $(6,230,075)    $ 1,766,287
                                              ----------      ----------

Cash flows from Financing Activities:
  (Decrease) in deposits                     $ 3,977,685     $  (285,089)
  Reduction in borrowings                     (3,032,714)           - -
  Cancellation of 82,968 stock
   warrants and 20,000 stock options                - -       (1,155,100)
  Exercise of warrants/options                      - -            9,000
                                              ----------      ----------
Cash provided by financing activities            944,971      (1,431,189)
                                              ----------      ----------

Net (decrease) in cash and cash equivalents $(4,959,398) $ 673,667 Cash and cash equivalents,
 beginning of period                          16,469,256       3,181,025
                                              ----------      ----------
Cash and cash equivalents, end of period     $11,509,858     $ 3,854,692
                                              ==========      ==========

          Refer to notes to the consolidated financial statements.


                        COMMUNITY BANCSHARES, INC.
                        WILKESBORO, NORTH CAROLINA
         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (UNAUDITED)
         FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 1999 AND 2000

                                                          Accumulated
                  Common Stock                               Other
                ------------------     Paid in   Retained Comprehensive
                Shares   Par Value     Capital   Earnings    Income    Total
                ------   ---------     -------   --------    ------    -----
Balance,
 Dec 31,
 1998       1,446,984 $ 4,340,952 $ 5,769,693 $1,767,794 $  91,495  $11,969,934
            ---------  ----------  ----------  ---------  --------   ----------

Exercise of
 warrants/
 options          900       2,700       6,300      - -        - -         9,000

Cancellation
 of 82,968
 stock warrants
 and 20,000
 stock options   - -         - -   (1,155,100)     - -        - -    (1,155,100)

Comprehensive Income:
--------------------
Net income,
 three-month
 period ended
 March 31, 1999  - -         - -       - -       338,569      - -       338,569

Net unrealized
 (losses) on
 securities,
 three- month
 period ended
 March 31, 1999  - -         - -       - -         - -     (65,090)     (65,090)
            ---------  ----------  ----------  ---------  --------   ----------


Balance,
 March 31,
 1999       1,447,884 $ 4,343,652 $ 4,620,893 $2,106,363 $  26,405  $11,097,313
            =========  ==========  ==========  =========  ========   ==========


Balance,
 December 31,
 1999       1,467,384 $ 4,402,152 $ 4,742,143 $3,221,262 $(230,122) $12,135,436
            ---------  ----------  ----------  ---------  --------   ----------

Comprehensive Income:
---------------------
Net income,
 three-month
 period ended
 March 31,
 2000          - -         - -          - -      423,140     - -        423,140

Net unrealized
 (losses) on
 securities,three-
 month period
 ended March 31,
 2000          - -         - -          - -         - -    (39,697)     (39,697)
            ---------  ----------  ----------  ---------  --------   ----------

Balance,
 March 31,
 2000       1,467,384 $ 4,402,152 $ 4,742,143 $3,644,402 $(269,819) $12,518,878
            =========  ==========  ==========  =========  ========   ==========

            Refer to notes to the consolidated financial statements.



                          COMMUNITY BANCSHARES, INC.
                          WILKESBORO, NORTH CAROLINA
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                MARCH 31, 2000


NOTE 1 - BASIS OF PRESENTATION

	The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 1999.


NOTE 2 - SUMMARY OF ORGANIZATION

	Community Bancshares, Inc., Wilkesboro, North Carolina (the "Company"), was incorporated under the laws of the State of North Carolina on June 11, 1990, for the purpose of becoming a bank holding company with respect to a proposed national bank, Wilkes National Bank (the "Bank"), located in Wilkesboro, North Carolina. Upon commencement of the Bank's principal operations on January 17, 1992, the Company acquired 100 percent of the voting stock of the Bank by injecting $3,750,000 into the Bank's capital accounts. Since then, three banking branches have been established, bringing the total banking offices to four.

	As of March 31, 2000 and December 31, 1999, there were 1,467,384 shares of common stock outstanding.

	The Company offered warrants to its organizers and to a group of initial subscribers. Each warrant, when surrendered with $5.50 to the Company, is convertible into one share of common stock. The warrants expire ten years from January 17, 1992. At March 31, 2000 and December 31, 1999, there were 151,168 warrants outstanding. The Company also has a stock option plan with 180,500 options outstanding at March 31, 2000 and December 31, 1999.


NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

	In March, 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 provides guidance for capitalizing and expensing the costs of computer software developed or obtained for internal use. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. The adoption of SOP 98-1 did not have a material impact on the accompanying consolidated financial statements.

	SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June, 1998 and is effective for all calendar-year entities beginning in January, 2000. This Statement applies to all entities and requires that all derivatives be recognized as assets or liabilities in the balance sheet, at fair values. Gains and losses of derivative instruments not designated as hedges will be recognized in the income statement. Since the Company does not invest in derivative instruments, the adoption of SFAS No. 133 does not have a material impact on the financial statements.

	SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" amends prior accounting standards, primarily SFAS 65, with respect to the classification of retained interests, such as mortgage-backed securities, following a securitization of mortgage loans held for sale. This statement became effective in the first quarter of 1999. Since the Company does not securitize mortgage loans, no financial statement impact has resulted from adopting this statement.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

	Total assets increased by $1.2 million to $115.0 million during the three-month period ended March 31, 2000. The increase in assets was accomplished despite a $3.0 million reduction in borrowings, from $8.7 million at December 31, 1999 to $5.7 million at March 31, 2000. For the three-month period ended March 31, 2000, cash and cash equivalents decreased by $5.0 million to $11.5 million, securities increased by $5.5 million to $26.7 million, and loans increased by $.5 million to $73.4 million.


Liquidity and Sources of Capital
--------------------------------

	Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The March 31, 2000 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $11.5 million, representing 10.0% of total assets. Investment securities, which amounted to $26.7 million or 23.2% of total assets, provide a secondary source of liquidity because they can be converted into cash in a timely manner. The Bank is a member of the Federal Reserve System and maintains relationships with several correspondent banks and, thus, could obtain funds from these banks on short notice. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities, so that maturities of assets can provide adequate funds to meet customer withdrawals and loan demand. The Company knows of no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in its liquidity increasing or decreasing in any material way. The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital requirements by the Bank's primary regulator, the Office of the Comptroller of the Currency (the "OCC").

                            Bank's          Minimum required
                        March 31 2000         by the OCC
                        -------------       ----------------
Leverage ratio                9.2%                4.0%
Risk weighted ratio          13.5%                8.0%

	With respect to the leverage ratio, the OCC expects a minimum of 5.0% to 6.0% ratio for banks that are not rated CAMEL 1. The Bank's leverage ratio of 9.2% is well above the required minimum.


Results of Operations
---------------------

	Net income for the three-month period ended March 31, 2000 amounted to $423,140, or $.26 per diluted share. For the three-month period ended
March 31, 1999, net income amounted to $338,569, or $.20 per diluted share. The following four items are significant for comparing the March 31, 2000 results to those of March 31, 1999.

a.	Net interest income, which represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities, increased from $1,244,534 for the three-month period ended March 31, 1999 to $1,396,936 for the same period one year later, representing an increase of $152,402, or 12.2%. This increase was attained primarily through a $6.6 million increase in average earning assets, from $100.4 million for the three-month period ended March 31, 1999 to $107.0 million for the three-month period ended March 31, 2000.

b.	The net interest yield, defined as net interest income divided by average interest earning assets, has increased from 4.96% for the three-month period ended March 31, 1999 to 5.22% for the three-month period ended March 31, 2000. Both the yield on earning assets as well as the cost of funds increased during the three month period ended March 31, 2000 when compared to the three-month period ended March 31, 1999. However, the increase in the yield on earning assets was greater than the increase in the cost of funds, thus resulting in a net increase in the net interest yield. Below is pertinent information concerning the yield on earning assets and the cost of funds for the three-month period ended March 31, 2000.

                               (Dollars in '000s)

                 Avg. Assets/       Interest           Yield/
Description      Liabilities     Income/Expense         Cost
-----------      -----------     --------------        ------
Due from FHLB    $      6,201       $      116           7.48%
Federal funds           3,125               45           5.76%
Securities             23,164              378           6.53%
Loans                  74,494            1,977          10.62%
                  -----------        ---------          -----
  Total          $    106,984       $    2,516           9.41%
                  ===========        ---------          -----

Transactional
 accounts        $     17,202       $      111           2.58%
Savings                 3,595               16           1.78%
CD's                   64,654              899           5.56%
Other borrowings        6,985               93           5.33%
                  -----------        ---------          -----
  Total          $     92,436       $    1,119           4.84%
                  ===========        ---------          -----

Net interest income                 $    1,397
                                     =========

Net yield on earning assets                             5.22%
                                                       =====

c.	Total non-interest income decreased from $75,594 for the three month period ended March 31, 1999 to $63,927 for the three-month period ended March 31, 2000. Excluding all gains and losses on sales of securities and other assets, non-interest income for the three-month period ended March 31, 2000 would have been $90,086, an amount larger than the $68,651 in non-interest income for the same period one year ago. The increase is attributable primarily to higher volumes and fees with respect to transactional accounts.

d.	For the three-month period ended March 31, 2000, operating expenses amounted to $806,007, representing an annualized 2.82% of average assets. By comparison, for the three-month period ended March 31, 1999, operating expenses amounted to $759,756, representing an annualized 2.91% of average assets. The reduction in operating expense as a percent of average assets during the three-month period ended March 31, 2000 is attributed mainly to cost cutting efforts undertaken by management.

	During the three-month period ended March 31, 2000, the allowance for loan losses has grown by approximately $90,000 to $1,318,470. The allowance for loan losses as a percentage of gross loans increased from 1.66% at December
31, 1999 to 1.76% at March 31, 2000 mainly due to the Company's continued maintenance of reasonable provisions for losses and to the unusually high level of recoveries. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

	The Company is not aware of any current recommendation by the regulatory authorities which, if it was to be implemented, would have a material effect on the Company's liquidity, capital resources, or results of operations.



                        PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

	(a)  Exhibits.
	     27.1 - Financial data schedule (for SEC use only).

	(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended March 31, 2000.



                           SIGNATURES


	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             COMMUNITY BANCSHARES, INC.
                             --------------------------
                             (Registrant)


Date: May 9, 2000        BY: /s/ Ronald S. Shoemaker
      ------------           --------------------------------
                             Ronald S. Shoemaker
                             President and Chief Executive Officer
                             (Principal Executive, Financial and
                              Accounting Officer)



Financial Data Schedule Submitted Under Item 601(a)(27) of Regulation S-B

This schedule contains summary financial information extracted from Community Bancshares, Inc. unaudited consolidated financial statements for the periods ended March 31, 2000 and 1999 and is qualified in its entirety by reference to such financial statements.

Item Number    Item Description                      Amount
-----------    ----------------                      ------
                                                     March 31,
                                                -----------------
                                                2000         1999
                                                ----         ----
9-03(1)     Cash and due from banks        $  4,287,706  $ 1,654,692
9-03(2)     Interest bearing deposits         3,222,152            0
9-03(3)     Federal funds sold - purchased
             securities for sale              4,000,000    2,200,000
9-03(4)     Trading account assets                    0            0
9-03(6)     Investment and mortgage backed
             securities held for sale        20,103,711   23,429,505
9-03(6)     Investment and mortgage backed
             securities held to maturity -
             carrying value                   6,619,079    1,984,818
9-03(6)     Investment and mortgage backed
             securities held to maturity -
             market value                     6,571,656    2,007,684
9-03(7)     Loans                            74,766,044   72,668,541
9-03(7)(2)  Allowance for losses              1,318,470    1,116,678
9-03(11)    Total assets                    114,965,664  103,850,184
9-03(12)    Deposits                         95,920,205   91,021,447
9-03(13)    Short-term borrowings             5,652,205            0
9-03(15)    Other liabilities                   874,376    1,731,425
9-03(16)    Long-term debt                            0            0
9-03(19)    Preferred stock -
             mandatory redemption                     0            0
9-03(20)    Preferred stock -
             no mandatory redemption                  0            0
9-03(21)    Common stock                      4,402,152    4,343,652
9-03(22)    Other stockholders' equity        8,116,726    6,753,660
9-03(23)    Total liabilities and
             stockholders' equity           114,965,664  103,850,184
9-04(1)     Interest and fees on loans        2,093,849    1,864,098
9-04(2)     Interest and dividends
             on investments                     422,595      376,648
9-04(4)     Other interest income                     0            0
9-04(5)     Total interest income             2,516,445    2,240,746
9-04(6)     Interest on deposits              1,027,005      976,920
9-04(9)     Total interest expense            1,119,509      996,212
9-04(10)    Net interest income               1,396,936    1,244,534
9-04(11)    Provision for loan losses            40,000        5,000
9-04(13)(h) Investment securities gains/losses  (26,159)       5,184
9-04(14)    Other expenses                      806,007      759,756
9-04(15)    Income/loss before income tax       614,856      555,372
9-04(17)    Income/loss before
             extraordinary items           $    614,856  $   555,372
9-04(18)    Extraordinary items, less tax             0            0
9-04(19)    Cumulative change in
             accounting principles                    0            0
9-04(20)    Net income or loss                  423,140      338,569
9-04(21)    Earnings per share - basic              .29          .23
9-04(21)    Earnings per share - diluted            .26          .20

I.B.5.      Net yield - interest earning
             assets - actual                       5.22%        4.96%
III.C.1(a)  Loans on non-accrual                      0            0
III.C.1(b)  Accruing loans past due
             90 days or more                          0            0
III.C.1(c)  Troubled debt restructuring               0            0
III.C.2.    Potential problem loans           1,440,055      694,731
IV.A.1      Allowance for loan losses -
             beginning of period              1,228,895    1,106,830
IV.A.2      Total chargeoffs                     16,436        3,669
IV.A.3      Total recoveries                     66,011        8,517
IV.A.4      Allowance for loan losses -
             end of period                    1,318,470    1,116,678
IV.B.1      Loan loss allowance allocated to
             domestic loans                   1,300,000    1,100,000
IV.B.2      Loan loss allowance allocated to
             foreign loans                            0            0
IV.B.3      Loan loss allowance - unallocated    18,470       16,678