Form 10QSB
period 2000-06-30
COMMUNITY BANCSHARES INC /NC/
filed 2000-08-04
CIK 867241

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549
                  ---------------------------
                         FORM 10-QSB

(Mark One)

 X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
---	EXCHANGE ACT OF 1934
	For the quarterly period ended June 30, 2000.

                              OR

  	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
---	SECURITIES EXCHANGE ACT OF 1934
	For the transition period from               to
                                     -------------    ------------

                  Commission File No. 0-22517

                COMMUNITY BANCSHARES, INC.
-----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)


    North Carolina                        56-1693841
------------------------   ------------------------------------
(State of Incorporation)   (I.R.S. Employer Identification No.)

  1301 Westwood Ln.-Westfield Village, Wilkesboro, NC  28697
---------------------------------------------------------------
         (Address of Principal Executive Offices)

                          (336) 903-0600
---------------------------------------------------------------
       (Issuer's Telephone Number, Including Area Code)

                                N/A
---------------------------------------------------------------
     (Former Name, Former Address and Former Fiscal Year,
                 if Changed Since Last Report)


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

	Common stock, $3.00 par value per share 1,482,884 shares issued and outstanding as of August 3, 2000.

                         (Page 1 of 14)



PART I - FINANCIAL INFORMATION

	Item 1.  Financial Statements

                     COMMUNITY BANCSHARES, INC.
                     WILKESBORO, NORTH CAROLINA
                     CONSOLIDATED BALANCE SHEETS

                                ASSETS
                                ------

                                      At June 30,   At December 31,
                                         2000            1999
                                      -----------     -----------
                                      (Unaudited)     (Unaudited)
                                      -----------     -----------
Cash and due from banks              $  3,373,128    $ 14,469,256
Federal funds sold                      3,200,000       2,000,000
                                      -----------     -----------
  Total cash and cash equivalents    $  6,573,128    $ 16,469,256
Securities:
 Available-for-sale,
  at estimated market values           19,961,273      19,372,280
 Held-to-maturity (Estimated market
  values of $10,725,726 (06-30-00)
  and $1,788,107 (12-31-99)            10,796,984       1,806,490
Loans, net                             74,714,821      72,935,601
Property and equipment                  2,203,039       2,172,849
Other assets                            1,384,746       1,049,054
                                      -----------     -----------
  Total Assets                       $115,633,991    $113,805,530
                                      ===========     ===========

                 LIABILITIES AND SHAREHOLDERS' EQUITY
                 ------------------------------------
Liabilities:
-----------
Deposits
 Non-interest bearing deposits       $  6,810,641    $  7,998,076
 Interest bearing deposits             89,024,103      83,944,444
                                      -----------     -----------
  Total deposits                     $ 95,834,744    $ 91,942,520
FHLB advances                           5,675,577       8,684,919
Other liabilities                       1,067,607       1,042,655
                                      -----------     -----------
  Total Liabilities                  $102,577,928    $101,670,094
                                      -----------     -----------

Commitments & Contingencies

Shareholders' Equity:
--------------------
Common stock - $3.00 par value, 10
 million shares authorized; 1,482,884
 and 1,467,384 shares issued and
 outstanding at June 30, 2000 and
 December 31, 1999, respectively     $  4,448,652    $  4,402,152

Paid-in-capital                         4,858,393       4,742,143
Retained earnings                       4,011,818       3,221,263
Unrealized gain on
 securities available-for-sale           (262,800)       (230,122)
                                      -----------     -----------
  Total Shareholders' Equity         $ 13,056,063    $ 12,135,436
                                      -----------     -----------
  Total Liabilities
   and Shareholders' Equity          $115,633,991    $113,805,530
                                      ===========     ===========

       Refer to notes to the consolidated financial statements.



                      COMMUNITY BANCSHARES, INC.
                      WILKESBORO, NORTH CAROLINA
                          INCOME STATEMENTS
                            (UNAUDITED)

                                           For the Six Months
                                             Ended June 30,
                                        ------------------------
                                          2000           1999
                                          ----           ----
Interest and fees
 on loans and investments              $5,077,820     $4,451,275
Interest expense                        2,356,514      1,937,520
                                        ---------      ---------
Net interest income                    $2,721,306     $2,513,755

Provision for possible loan losses         65,000         50,000
                                        ---------      ---------

Net interest income (loss) after
 provision for possible loan losses    $2,656,306     $2,463,755
                                        ---------      ---------

Other income:
 Service fees and other charges        $  184,782     $  151,155
 Gain on sale of assets                      - -           1,759
 Gain/(loss) on sale of securities        (26,159)         9,784
                                        ---------      ---------
  Total Other Income                   $  158,623     $  162,698
                                        ---------      ---------

Operating expenses:
  Salaries and benefits                $  937,687     $  748,132
  Legal and professional                   54,049        123,429
  Depreciation                             74,310         58,296
  Amortization                              3,331          3,331
  Courier and postage                      64,066         53,314
  Rent and land lease                      33,733         24,700
  Data processing                          94,525        105,028
  Regulatory assessments                   30,403         31,500
  Other operating expenses                364,921        312,487
                                        ---------      ---------
   Total operating expenses            $1,657,025     $1,460,217
                                        ---------      ---------

Income before taxes                    $1,157,904     $1,166,236

Income tax                                367,349        468,023
                                        ---------      ---------

Net Income                             $  790,555     $  698,213
                                        =========      =========


Basic income per share                 $      .53     $      .48
                                        =========      =========

Diluted income per share               $      .49     $      .43
                                        =========      =========


     Refer to notes to the consolidated financial statements.



                    COMMUNITY BANCSHARES, INC.
                    WILKESBORO, NORTH CAROLINA
                        INCOME STATEMENTS
                           (UNAUDITED)

                                           For the Three Months
                                              Ended June 30,
                                        ------------------------
                                          2000           1999
                                          ----           ----

Interest and fees
 on loans and investments              $2,561,375     $2,210,529
Interest expense                        1,237,005        941,308
                                        ---------      ---------
Net interest income                    $1,324,370     $1,269,221

Provision for possible loan losses         25,000         45,000
                                        ---------      ---------

Net interest income after
 provision for possible loan losses    $1,299,370     $1,224,221
                                        ---------      ---------

Other income:
 Service fees and other charges        $   94,696     $   82,504
 Gain (loss) on sale of securities           - -           4,600
                                        ---------      ---------
  Total other income                   $   94,696     $   87,104
                                        ---------      ---------

Operating expenses:
  Salaries and benefits                $  470,514     $  371,061
  Legal and professional                   27,176         54,074
  Depreciation                             37,972         29,626
  Amortization                              1,666          1,666
  Courier and postage                      27,335         26,032
  Rent and land lease                      17,364         12,374
  Data processing                          45,168         52,957
  Regulatory assessments                   17,612         15,750
  Other operating expenses                206,211        136,921
                                        ---------      ---------
   Total operating expenses            $  851,018     $  700,461
                                        ---------      ---------

Net Income before taxes                $  543,048     $  610,864

Income taxes                              175,633        251,220
                                        ---------      ---------

Net Income                             $  367,415     $  359,644
                                        =========      =========


Basic income per share                 $      .25     $      .25
                                        =========      =========

Diluted income per share               $      .23     $      .23
                                        =========      =========


     Refer to notes to the consolidated financial statements.



                  COMMUNITY BANCSHARES, INC.
                  WILKESBORO, NORTH CAROLINA
                   STATEMENTS OF CASH FLOWS
                         (UNAUDITED)


                                              For the Six Months Ended
                                                      June 30,
                                              ------------------------
                                                 2000          1999
                                                 ----          ----

Cash flows from operating activities:       $    569,903   $   844,619
                                             -----------    ----------

Cash flows from investing activities
  Purchase of equipment                         (104,500)      (28,150)
  (Increase) in loans, net                    (1,844,220)     (995,363)
  Securities, available-for-sale
   Sale of securities                          1,558,740     1,769,535
   Purchase of securities                     (2,497,113)   (5,282,774)
   Maturities and pay-downs                      365,924     5,606,018
  Securities, held-to-maturity
   Purchase of securities                     (9,089,568)         - -
   Maturities and pay-downs                       99,074       757,253
                                             -----------    ----------
Net cash used in investing activities       $(11,511,663)  $ 1,826,519
                                             -----------    ----------

Cash flows from financing activities
  Increase in deposits                      $  3,892,224   $  (923,752)
  Reduction in borrowings, net                (3,009,342)         - -
  Cancellation of 82,968 stock
   warrants and 20,000 stock options                - -     (1,155,100)
  Proceeds from exercise
   of warrants/options                           162,750       173,200
                                             -----------    ----------
Net cash provided by financing activities   $  1,045,632   $(1,905,652)
                                             -----------    ----------

Net (decrease) in cash and cash equivalents $ (9,896,128) $ 57,280 Cash and cash equivalents
 at beginning of period                       16,469,256     3,823,091
                                             -----------    ----------
Cash and cash equivalents at end of period  $  6,573,128   $ 3,880,371
                                             ===========    ==========


        Refer to notes to the consolidated financial statements.



                      COMMUNITY BANCSHARES, INC.
                      WILKESBORO, NORTH CAROLINA
  CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
          FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 1999 AND 2000


                                                          Accumulated
                  Common Stock                               Other
                ------------------     Paid in   Retained Comprehensive
                Shares   Par Value     Capital   Earnings    Income    Total
                ------   ---------     -------   --------    ------    -----
Balance,
 Dec 31,
 1998       1,446,984 $ 4,340,952 $ 5,769,693 $1,767,794 $  91,495  $11,969,934
            ---------  ----------  ----------  ---------  --------   ----------

Exercise of
 warrants/
 options       19,300      57,900     115,300      - -        - -       173,200

Cancellation
 of 82,968
 stock warrants
 and 20,000
 stock options   - -         - -   (1,155,100)     - -        - -    (1,155,100)

Comprehensive Income:
--------------------
Net income,
 six-month
 period ended
 June 30, 1999   - -         - -       - -       698,213      - -       698,213

Net unrealized
 (losses) on
 securities,
 six- month
 period ended
 June 30, 1999   - -         - -       - -         - -    (191,819)    (191,819)
            ---------  ----------  ----------  ---------  --------   ----------


Balance,
 June 30,
 1999       1,466,284 $ 4,398,852 $ 4,729,893 $2,466,007 $(100,324) $11,494,428
            =========  ==========  ==========  =========  ========   ==========


Balance,
 December 31,
 1999       1,467,384 $ 4,402,152 $ 4,742,143 $3,221,262 $(230,122) $12,135,436
            ---------  ----------  ----------  ---------  --------   ----------

Exercise of
 warrants/
 options       15,500      46,500     116,250      - -        - -       162,750

Comprehensive Income:
---------------------
Net income,
 six-month
 period ended
 June 30,
 2000          - -         - -          - -      790,555     - -        790,555

Net unrealized
 (losses) on
 securities, six-
 month period
 ended June 30,
 2000          - -         - -          - -         - -    (32,678)     (32,678)
            ---------  ----------  ----------  ---------  --------   ----------

Balance,
 June 30,
 2000       1,482,884 $ 4,448,652 $ 4,858,393 $4,011,817 $(262,800) $13,056,063
            =========  ==========  ==========  =========  ========   ==========

            Refer to notes to the consolidated financial statements.



                         COMMUNITY BANCSHARES, INC.
                         WILKESBORO, NORTH CAROLINA
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              JUNE 30, 2000


NOTE 1 - BASIS OF PRESENTATION

	The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 1999.


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

	As of June 30, 2000 and December 31, 1999, there were 1,482,884 and 1,467,384 shares of common stock outstanding, respectively.

	The Company offered warrants to its organizers and to a group of initial subscribers. Each warrant, when surrendered with $5.50 to the Company, is convertible into one share of common stock. The warrants expire ten years from January 17, 1992. At June 30, 2000 and December 31, 1999, there were 151,568 warrants outstanding. The Company also has a stock option plan with 164,500 and 180,500 options outstanding at June 30, 2000 and December 31,
1999, respectively.


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


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
RESULTS OF OPERATIONS.
---------------------

Total assets increased by $1.8 million to $115.6 million during the six-month period ended June 30, 2000. More specifically, cash and cash equivalents decreased by $9.9 million as there was no longer a need to maintain a high level of liquid funds due to Y2K concerns. In addition, net loans increased by $1.8 million, securities increased by $9.6 million, and other assets increased by $300,000.


Liquidity and Sources of Capital
--------------------------------

Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The June 30, 2000 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $6.6 million, representing 5.7% of total assets. Investment securities, which amounted to $30.8 million or 26.6% of total assets, provide a secondary source of liquidity because they can be converted into cash in a timely manner. The subsidiary Bank is a member of the Federal Reserve System and is maintaining relationships with several correspondent banks and, thus, could obtain funds on short notice. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities, so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. There are no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way. The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital requirements by the Bank's primary regulator, the Office of the Comptroller of the Currency.

                            Bank's       Minimum required
                        June 30, 2000     by regulator
                        -------------    ----------------
Leverage ratio                9.4%             4.0%
Risk weighted ratio          13.6%             8.0%

During the first six months of 2000, 15,500 options were exercised, resulting in a $162,750 increase in the Company's capital accounts. These funds can be injected into the Bank's capital accounts as management deems appropriate.


Results of Operations
---------------------

For the three-month periods ended June 30, 2000 and 1999, net income amounted to $367,415 and $359,644, respectively. On a per share basis, basic and diluted income for the three-month period ended June 30, 2000 amounted to $.25 and $.23, respectively. For the three-month period ended June 30, 1999, basic and diluted income per share were identical to the results achieved during the three-month period ended June 30, 2000, or $.25 and $.23, respectively. Below is a brief comparison of selected items for the three-month period ended June 30, 2000 as compared to the three-month period ended June 30, 1999.

  (i) Net interest income increased by approximately $55,000, due to a higher level of earning assets.

 (ii) Non-interest income increased by approximately $7,500, due to a higher volume of transaction accounts.

 (iii) Operating expenses were approximately $151,000 higher primarily due to higher personnel expense and other miscellaneous expenses.

Net income for the six-month period ended June 30, 2000 amounted to $790,555, or $.49 per diluted share. For the six-month period ended June 30, 1999, net income amounted to $698,213, or $.43 per diluted share. The following four items are of significance when one compares the June 30, 2000 results to those of June 30, 1999.

a. Net interest income, which represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities, increased from $2,513,755 for the six-month period ended June 30, 1999 to $2,721,306 for the same period one year later, representing an increase of $207,551, or 8.9%. This increase was attained primarily because of an $8.9 million increase in average earning assets, from $100.2 million for the six-month period ended June 30, 1999 to $109.1 million for the six-month period ended June 30, 2000.

b. The net interest yield, defined as net interest income divided by average interest earning assets, declined from 5.01% for the six-month period ended June 30, 1999 to 4.99% for the six-month period ended June 30, 2000. In light of the fact that average earning assets increased by $8.9 million, representing an increase of 8.9%, management does not view the decline in the net interest yield on earning assets as being significant. Below is pertinent information concerning the yield on earning assets and the cost of funds for the six month period ended June 30, 2000.


                           (in 000's)
                 ------------------------------
                 Avg. Assets/       Interest           Yield/
Description      Liabilities     Income/Expense         Cost
-----------      -----------     --------------        ------
Due from FHLB     $   3,669         $    141           7.69%
Federal funds         2,705               78           5.77%
Securities           26,653              885           6.64%
Loans                76,063            3,974          10.45%
                   --------          -------          -----
  Total           $ 109,090         $  5,078           9.31%
                   ========          =======          -----

Transactional
 accounts         $  19,402         $    285           2.94%
Savings               3,653               32           1.75%
CD's                 63,184            1,804           5.71%
Other borrowings      6,331              236           7.46%
                   --------          -------          -----
  Total           $  92,570         $  2,357           5.09%
                   ========          -------          -----

Net interest income                 $  2,721
                                     =======

Net yield on earning assets                             4.99%
                                                       =====

c. Total non-interest income decreased from $162,698 for the six-month period ended June 30, 1999 to $158,623 for the six-month period ended June 30, 2000. However, if one discounts gains and losses on sales of securities and other assets, the remaining core non-interest income would have increased from $151,155 for the six-month period ended June 30, 1999 to $184,782 for the six-month period ended June 30, 2000, an increase of $33,627, or 22.2%.

d. For the six-month period ended June 30, 2000, operating expenses amounted to $1,657,025 representing an annualized 3.02% of average assets. By comparison, for the six-month period ended June 30, 1999, operating expenses amounted to $1,460,217, representing an annualized 2.83% of average assets. The increase in operating expenses during 2000 when compared with 1999 is attributable to higher personnel and other miscellaneous expenses.

During the six-month period ended June 30, 2000, the allowance for loan losses grew by $119,642 to $1,348,537. The allowance for loan losses as a percentage of gross loans increased from 1.66% at December 31, 1999 to 1.77% at June 30, 2000. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

The Company is not aware of any current recommendation by the regulatory authorities which, if they were to be implemented, would have a material effect on the Company's liquidity, capital resources, or results of operations.



                       PART II.  OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------

	The 2000 Annual Meeting of Shareholders of the Company was held on May 26, 2000. At the meeting the following persons were elected as directors to serve for a term of three years and until their successors are elected and qualified: Robert F. Ricketts, DDS, Dwight E. Pardue and R. Colin Shoemaker.

	The number of votes cast for and against the election of each nominee for director was as follows:

                                 Votes       Votes       Votes
                                  FOR       AGAINST     WITHHELD
                               ---------    -------     --------
  Robert F. Ricketts, DDS      1,216,205       0         15,620
  Dwight E. Pardue             1,216,205       0         15,620
  R. Colin Shoemaker           1,215,405      800        15,620

	The following persons did not stand for reelection to the Board at the 2000 Annual Meeting of Shareholders as their term of office continued after the Annual Meeting: Brent F. Eller, Jack Ray Ferguson, Gilbert R. Miller, Randy D. Miller, Rebecca Ann Sebastian and Ronald S. Shoemaker.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

	(a)  Exhibits.
	     27.1 - Financial data schedule (for SEC use only).

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended June 30, 2000.

                           SIGNATURES


	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             COMMUNITY BANCSHARES, INC.
                             -------------------------------------
                             (Registrant)


Date: August 4, 2000     BY: /s/ Ronald S. Shoemaker
      ---------------        -------------------------------------
                             Ronald S. Shoemaker
                             President and Chief Executive Officer
                             (Principal Executive, Financial and Accounting
                              Officer)