Form 10QSB
period 2000-09-30
COMMUNITY BANCSHARES INC /NC/
filed 2000-11-14
CIK 867241

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549
                  ---------------------------
                         FORM 10-QSB

(Mark One)

 X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
---	EXCHANGE ACT OF 1934
	For the quarterly period ended September 30, 2000.

                              OR

  	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
---	SECURITIES EXCHANGE ACT OF 1934
	For the transition period from               to
                                     -------------    ------------

                  Commission File No. 0-22517

                COMMUNITY BANCSHARES, INC.
-----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)


    North Carolina                        56-1693841
-------------------------  --------------------------------------
(State of Incorporation)   (I.R.S. Employer Identification No.)

  1301 Westwood Ln.-Westfield Village, Wilkesboro, NC  28697
-----------------------------------------------------------------
            (Address of Principal Executive Offices)

                          (336) 838-4100
-----------------------------------------------------------------
          (Issuer's Telephone Number, Including Area Code)

                                N/A
-----------------------------------------------------------------
      (Former Name, Former Address and Former Fiscal Year,
                 if Changed Since Last Report)

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

	Common stock, $3.00 par value per share 1,483,884 shares issued and outstanding as of November 13, 2000.

                         (Page 1 of 16)


                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
-----------------------------

                          COMMUNITY BANCSHARES, INC.
                          WILKESBORO, NORTH CAROLINA
                          CONSOLIDATED BALANCE SHEETS


                                      At Sept. 30,  At December 31,
                                         2000            1999
       ASSETS                         (Unaudited)     (Unaudited)
                                     ------------    ------------
Cash and due from banks              $  3,053,233    $ 14,469,256
Federal funds sold                      1,700,000       2,000,000
                                      -----------     -----------
  Total cash and cash equivalents    $  4,753,233    $ 16,469,256
Securities:
 Available-for-sale,
  at estimated market values           20,950,010      19,372,280
 Held-to-maturity (Estimated market
  values of $11,529,067 (09-30-00)
  and $1,788,107 (12-31-99)            11,503,705       1,806,490
Loans, net                             73,237,510      72,935,601
Property and equipment                  2,173,797       2,172,849
Other assets                            1,238,437       1,049,054
                                      -----------     -----------
  Total Assets                       $113,856,692    $113,805,530
                                      ===========     ===========

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Deposits
 Non-interest bearing deposits       $  7,595,290    $  7,998,076
 Interest bearing deposits             85,725,409      83,944,444
                                      -----------     -----------
  Total deposits                     $ 93,320,699    $ 91,942,520
FHLB advances                           5,671,545       8,684,919
Other liabilities                       1,244,247       1,042,655
                                      -----------     -----------
  Total Liabilities                  $100,236,491    $101,670,094
                                      -----------     -----------

Commitments & Contingencies

Shareholders' Equity:
Common stock - $3.00 par value, 10
 million shares authorized; 1,483,884
 and 1,467,384 shares issued and
 outstanding at Sept. 30, 2000 and
 December 31, 1999, respectively     $  4,451,652    $  4,402,152
Paid-in-capital                         4,870,393       4,742,143
Retained earnings                       4,431,932       3,221,263
Unrealized loss on
 securities available-for-sale           (133,776)       (230,122)
                                      -----------     -----------
  Total Shareholders' Equity         $ 13,620,201    $ 12,135,436
                                      -----------     -----------
  Total Liabilities
   and Shareholders' Equity          $113,856,692    $113,805,530
                                      ===========     ===========

        Refer to notes to the consolidated financial statements.



                       COMMUNITY BANCSHARES, INC.
                       WILKESBORO, NORTH CAROLINA
                           INCOME STATEMENTS
                              (UNAUDITED)

                                          For the nine months
                                          ended September 30,
                                         -----------------------
                                          2000            1999
                                         ---------     ---------
Interest income                         $7,691,240    $6,701,808
Interest expense                         3,589,271     2,883,902
                                         ---------     ---------
Net interest income                     $4,101,969    $3,817,906

Provision for possible loan losses         105,000       120,000
                                         ---------     ---------

Net interest income after
 provision for possible loan losses     $3,996,969    $3,697,906
                                         ---------     ---------

Other income:
 Service fees and other charges         $  279,076    $  243,153
 Gain on sale of assets                       - -          1,759
 Gain/(loss) on sale of securities         (36,039)      (15,844)
                                         ---------     ---------
  Total other income                    $  243,037    $  229,068
                                         ---------     ---------

Operating expenses:
  Salaries and benefits                 $1,427,004    $1,134,616
  Legal and professional                   112,951       157,847
  Depreciation                             116,931        84,549
  Amortization                               4,996         4,996
  Courier and postage                       91,526        80,882
  Rent and land lease expense               49,106        39,569
  Data processing                          147,700       151,439
  Regulatory assessments                    45,825        46,775
  Other operating expenses                 498,949       496,457
                                         ---------     ---------
Total Expenses                          $2,494,988    $2,197,130
                                         ---------     ---------

Income before taxes                     $1,745,018    $1,729,844

Income tax                                 534,349       651,449
                                         ---------     ---------

Net income                              $1,210,669    $1,078,395
                                         =========     =========

Basic income per share                  $      .82    $      .74
                                         =========     =========
Diluted income per share                $      .74    $      .67
                                         =========     =========

        Refer to notes to the consolidated financial statements.



                     COMMUNITY BANCSHARES, INC.
                     WILKESBORO, NORTH CAROLINA
                         INCOME STATEMENTS
                           (UNAUDITED)

                                          For the three months
                                          ended September 30,
                                         -----------------------
                                          2000            1999
                                         ---------     ---------
Interest income                         $2,613,420    $2,250,533
Interest expense                         1,232,757       946,382
                                         ---------     ---------
Net interest income                     $1,380,663    $1,304,151

Provision for possible loan losses          40,000        70,000
                                         ---------     ---------

Net interest income after
 provision for possible loan losses     $1,340,663    $1,234,151
                                         ---------     ---------

Other income:
 Service fees and other charges         $   94,294    $   91,998
 Gain/(loss) on sale of securities          (9,880)      (25,628)
                                         ---------     ---------
  Total other income                    $   84,414    $   66,370
                                         ---------     ---------

Operating expenses:
  Salaries and benefits                 $  489,317    $  386,484
  Legal and professional                    58,902        34,418
  Depreciation                              42,621        26,253
  Amortization                               1,665         1,665
  Courier and postage                       27,460        27,568
  Rent and land lease expense               15,373        14,869
  Data processing                           53,175        46,411
  Regulatory assessments                    15,422        15,275
  Other operating expenses                 134,028       183,970
                                         ---------     ---------
Total Expenses                          $  837,963    $  736,913
                                         ---------     ---------

Income before taxes                     $  587,114    $  563,608

Income tax                                 167,000       183,426
                                         ---------     ---------

Net income                              $  420,114    $  380,182
                                         =========     =========

Basic income per share                  $      .28    $      .26
                                         =========     =========
Diluted income per share                $      .26    $      .23
                                         =========     =========

       Refer to notes to the consolidated financial statements.




                          COMMUNITY BANCSHARES, INC.
                          WILKESBORO, NORTH CAROLINA
                           STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                  Nine months ended
                                                    September 30,
                                                  -----------------
                                                  2000         1999
                                             -----------   -----------

Cash flows from operating activities:       $  1,418,595  $  1,605,372

Cash flows from investing activities:
  Purchase of equipment                         (117,879)      (45,352)
  (Increase) in loans, net                      (406,909)     (133,212)
  Securities, available-for-sale
   Sale of securities                          2,050,537     1,767,535
   Purchase of securities                     (3,871,631)  (10,508,344)
   Maturities and pay-downs                      365,924     9,964,632
  Securities, held-to-maturity
   Purchase of securities                     (9,796,289)     (989,108)
   Maturities and pay-downs                       99,074     1,906,784
                                             -----------   -----------
Net cash used by investing activities       $(11,677,173) $  1,962,935
                                             -----------   -----------

Cash flows from financing activities:
  Reduction in borrowings                   $ (3,013,374) $  1,488,689
  Increase in deposits                         1,378,179       490,862
  Cancellation of 82,968
   warrants and 2,000 options                       - -     (1,155,100)
  Proceeds from exercise of warrants/options     177,750       188,200
                                             -----------   -----------
Net cash used by financing activities       $ (1,457,445) $  1,012,651
                                             -----------   -----------

Net increase (decrease) in
 cash and cash equivalents                  $(11,716,023) $  4,580,958
Cash and cash equivalents
 at beginning of period                       16,469,256     3,181,025
                                             -----------   -----------
Cash and cash equivalents at end of period  $  4,753,233  $  7,761,983
                                             ===========   ===========

            Refer to notes to the consolidated financial statements.




                        COMMUNITY BANCSHARES, INC.
                        WILKESBORO, NORTH CAROLINA
   CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
        FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 2000


                                                          Accumulated
                  Common Stock                               Other
                ------------------     Paid in   Retained Comprehensive
                Shares   Par Value     Capital   Earnings    Income    Total
                ------   ---------     -------   --------    ------    -----
Balance,
 Dec 31,
 1998       1,446,984 $ 4,340,952 $ 5,769,693 $1,767,794 $  91,495  $11,969,934
            ---------  ----------  ----------  ---------  --------   ----------

Exercise of
 warrants/
 options       20,300      60,900     127,300      - -        - -       188,200

Cancellation
 of 82,968
 stock warrants
 and 20,000
 stock options   - -         - -   (1,155,100)     - -        - -    (1,155,100)

Comprehensive Income:
--------------------
Net income,
 nine-month
 period ended
 Sept 30, 1999   - -         - -       - -     1,078,395      - -     1,078,395

Net unrealized
 (losses) on
 securities,
 nine-month
 period ended
 Sept 30, 1999   - -         - -       - -         - -    (205,691)    (205,691)
            ---------  ----------  ----------  ---------  --------   ----------


Balance,
 Sept 30,
 1999       1,467,284 $ 4,398,852 $ 4,741,893 $2,486,189 $(114,196) $11,875,738
            =========  ==========  ==========  =========  ========   ==========


Balance,
 December 31,
 1999       1,467,384 $ 4,401,852 $ 4,742,143 $3,221,262 $(230,122) $12,135,436
            ---------  ----------  ----------  ---------  --------   ----------

Exercise of
 warrants/
 options       16,500      49,500     128,250      - -        - -       177,750

Comprehensive Income:
---------------------
Net income,
 nine-month
 period ended
 Sept 30,
 2000          - -         - -          - -    1,210,669     - -      1,210,669

Net unrealized
 (losses) on
 securities, nine-
 month period
 ended Sept 30,
 2000          - -         - -          - -         - -     96,346       96,346
            ---------  ----------  ----------  ---------  --------   ----------

Balance,
 Sept 30,
 2000       1,483,884 $ 4,451,652 $ 4,870,393 $4,431,932 $(133,776) $13,620,201
            =========  ==========  ==========  =========  ========   ==========

            Refer to notes to the consolidated financial statements.



                         COMMUNITY BANCSHARES, INC.
                         WILKESBORO, NORTH CAROLINA
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                            SEPTEMBER 30, 2000



NOTE 1 - BASIS OF PRESENTATION

	The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended september 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 1999.


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

	As of September 30, 2000 and December 31, 1999, there were 1,483,884 and 1,467,384 shares of common stock outstanding, respectively.

	The Company offered warrants to its organizers and to a group of initial subscribers. Each warrant, when surrendered with $5.50 to the Company, is convertible into one share of common stock. The warrants expire ten years from January 17, 1992. At September 30, 2000 and December 31, 1999, there were 151,568 warrants outstanding. The Company also has a stock option plan with 170,000 and 180,500 options outstanding at September 30, 2000 and December 31, 1999, respectively.


NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

	In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes new accounting and reporting activities for derivatives. The Standard requires all derivatives to be (i) measured at fair market value and
(ii) recognized as either assets or liabilities in the balance sheet. Under certain conditions, a derivative may be specifically designated as a hedge. Accounting for the changes in fair value of a derivative depends on the intended use of the derivative and the resulting designation. In July 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133." SFAS No. 137 delays the effective date of SFAS No. 133 for one year. In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS No. 133." SFAS No. 138 amends certain provisions of SFAS No. 133. Adoption of the Standard is required for the Company's December 31, 2001, financial statements with early adoption allowed as of the beginning of any quarter after June 30, 1998. Adoption is not expected to result in a material financial impact based on the Company's limited use of derivatives.



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
RESULTS OF OPERATIONS.
---------------------

Total assets increased by $100,000 to $113.9 million during the nine-month period ended September 30, 2000. More specifically, cash and cash equivalents decreased by $11.7 million as there was no longer a need to maintain a high level of liquid funds that was thought to have been required due to Year 2000 concerns. In addition, net loans increased by $300,000, securities increased by $11.3 million and other assets increased by $200,000.


Liquidity And Sources Of Capital
--------------------------------

Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The September 30, 2000 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $4.8 million, representing 4.2% of total assets. Investment securities, which amounted to $32.5 million or 28.5% of total assets, provide a secondary source of liquidity because they can be converted into cash in a timely manner. The subsidiary Bank is a member of the Federal Reserve System and is maintaining relationships with several correspondent banks and, thus, could obtain funds on short notice. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities, so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. There are no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way. The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital requirements by the Bank's primary regulator, the Office of the Comptroller of the Currency.

                           Bank's        Minimum required
                     September 30, 2000    by regulator
                     ------------------  ----------------
Leverage ratio                9.9%             4.0%
Risk weighted ratio          15.3%             8.0%

During the first nine months of 2000, an aggregate of 16,500 warrants and options were exercised, resulting in a $177,750 increase in the Company's capital accounts. These funds may be injected into the Bank's capital accounts as management deems appropriate.


Results Of Operations
---------------------

Net income for the nine-month period ended September 30, 2000 amounted to $1,210,669, or $.74 per diluted share. For the nine-month period ended September 30, 1999, net income amounted to $1,078,395, or $.67 per diluted share. The following four items are of significance when one compares the September 30, 2000 results to those of September 30, 1999.

a.	Net interest income, which represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities, has increased from $3,817,906 for the nine-month period ended September 30, 1999 to $4,101,969 for the nine-month period ended September 30, 2000, representing an increase of $284,063, or 7.4%. This increase was attained primarily because of a $8.4 million increase in average earning assets, from $99.7 million for the nine-month period ended September 30, 1999 to $108.1 million for the nine-month period ended September 30, 2000.

b.	The net interest yield, defined as net interest income divided by average interest earning assets, has declined from 5.10% for the nine-month period ended September 30, 1999 to 5.06% for the nine-month period ended September 30, 2000. In general, when comparing the nine-month periods ended September 30, 1999 and 2000, the cost of funds increased at a higher rate than the increase of the yield on earning assets, thus resulting in a lower net interest yield for the nine-month period ended September 30, 2000. Below is pertinent information concerning the yield on earning assets and the cost of funds for the nine-month period ended September 30, 2000.

                                   (in 000's)

                         Avg. Assets/       Interest           Yield/
        Description      Liabilities     Income/Expense         Cost
        -----------      -----------     --------------        ------
        Due from FHLB     $   2,479         $    145           7.80%
        Federal funds         2,578              128           6.62%
        Securities           28,291            1,386           6.53%
        Loans                74,780            6,032          10.75%
                           --------          -------          -----
          Total           $ 108,128         $  7,691           9.48%
                           ========          =======          =====

        Transactional
         accounts         $  19,655         $    431           2.92%
        Savings               3,668               48           1.74%
        CD's                 63,442            2,774           5.83%
        Other borrowings      6,116              336           7.33%
                           --------          -------          -----
          Total           $  92,881         $  3,589           5.15%
                           ========          =======          =====

        Net interest income                 $  4,102
                                             =======
        Net yield on earning assets                           5.06%
                                                             =====

c.	Total non-interest income has increased from $229,068 for the nine-month period ended September 30, 1999 to $243,037 for the nine-month period ended September 30, 2000. While the overall non-interest income increased by only $13,969, or 6.1%, non-interest income received from service fees and other charges increased by $35,923, or 14.8%.

d.	For the nine-month period ended September 30, 2000, operating expenses amounted to $2,494,988, representing an annualized 2.92% of average assets. By comparison, for the nine-month period ended September 30, 1999, operating expenses amounted to $2,197,130, representing an annualized 2.76% of average assets. The increase in operating expenses during 2000 when compared with 1999 is attributable mainly to higher personnel costs and other miscellaneous expenses.

For the three-month periods ended September 30, 2000 and 1999, net income amounted to $420,114 and $380,182, respectively. On a per share basis, basic and diluted income for the three-month period ended September 30, 2000 amounted to $.28 and $.26, respectively. For the three-month period ended September 30, 1999, basic and diluted income per share amounted to $.26 and $.23, respectively. The improvement in net income for the three-month period ended September 30, 2000 as compared to the three-month period ended September 30, 1999, is primarily due to the following:

  (i)	 Net interest income increased by approximately $76,000, due to both a higher level of earning assets and higher yields.

 (ii)	 Non-interest income increased by approximately $18,000, due to a higher volume of transaction accounts.

(iii) Provisions for loan losses were $40,000 during the three-month period ended September 30, 2000, and $70,000 during the three-month period ended September 30, 1999.

 (iv)	 The increases in net interest income and non-interest income, combined with the decrease in the provision for loan losses, were partially offset by increases in operating expenses which were approximately $102,000 higher for the three-month period ended September 30, 2000 when compared to three-month period ended September 30, 1999.

During the nine-month period ended September 30, 2000, the allowance for loan losses has grown from $1,228,895 to $1,277,052. The allowance for loan losses as a percentage of gross loans increased from 1.66% at December 31, 1999 to 1.71% at September 30, 2000. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

The Company is not aware of any current recommendation by the regulatory authorities which, if they were to be implemented, would have a material effect on the Company's liquidity, capital resources, or results of operations.


Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
--------------------------------------------------------------------------------

Certain statements in this Form 10-QSB contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally can be identified by the use of forward-looking terminology, such as "may," "will," "expect," "estimate," "anticipate," "believe," "target," "plan," "project," or "continue" or the negatives thereof or other variations thereon or similar terminology, and are made on the basis of management's plans and current analyses of the Company, its business and the industry as a whole. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes and other risks as detailed from time to time in the Company's filings with the Securities and Exchange Commission. The above factors, in some cases, have affected, and in the future could affect, the Company's financial performance and could cause actual results for fiscal 2000 and beyond to differ materially from those expressed or implied in such forward-looking statements. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes made it clear that any projected results expressed or implied therein will not be realized.



                       PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

	(a)  Exhibits.
	     27.1 - Financial data schedule (for SEC use only).

	(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended September 30, 2000.



                               SIGNATURES


	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             COMMUNITY BANCSHARES, INC.
                             ----------------------------------------
                             (Registrant)


Date: November 13, 2000   BY: /s/ Ronald S. Shoemaker
      -----------------       ---------------------------------------
                              Ronald S. Shoemaker
                              President and Chief Executive Officer
                              (Principal Executive, Financial and
                               Accounting Officer)