Form 10KSB
period 2000-12-31
COMMUNITY BANCSHARES INC /NC/
filed 2001-04-02
CIK 867241

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                         -----------------------

                              FORM 10-KSB
                         -----------------------

                Annual Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

                 For the Fiscal Year Ended December 31, 2000
               ------------------------------------------------

                       Commission File Number 0-22517

                         COMMUNITY BANCSHARES, INC.

                        A North Carolina Corporation
                 (IRS Employer Identification No. 56-1693841)
                   1301 Westwood Lane -- Westfield Village
                      Wilkesboro, North Carolina  28697
                              (336) 838-4100
              ------------------------------------------------

               Securities Registered Pursuant to Section 12(b)
                   of the Securities Exchange Act of 1934:

                                    None
              ------------------------------------------------

               Securities Registered Pursuant to Section 12(g)
                  of the Securities Exchange Act of 1934:

                        Common Stock, $3.00 par value
              ------------------------------------------------

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

Revenue for the fiscal year ended December 31, 2000:  $10,716,995
                                                      -----------

The aggregate market value of the Common Stock of the Registrant held by nonaffiliates of the Registrant (577,970 shares) on March 30, 2001, was approximately $5,600,529. As of such date, no organized trading market existed for the Common Stock of the registrant. The aggregate market value was computed by reference to the book value of the Common Stock of the Registrant as of December 31, 2000 ($9.69). For the purposes of this response, directors, officers and holders of 5% or more of the Registrant's Common Stock are considered the affiliates of the Registrant at that date.

The number of shares outstanding of the Registrant's Common Stock, as of March 30, 2001: 1,463,394 shares of $3.00 par value Common Stock.

                     DOCUMENTS INCORPORATED BY REFERENCE
              ------------------------------------------------

Portions of the Registrant's definitive proxy statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders scheduled to be held on May 25, 2001 are incorporated by reference to Items 9, 10, 11 and 12 of this Report.

Transitional Small Business Disclosure Format (check one)
                       Yes           No    X
                            -----        -----


              SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES
                      LITIGATION REFORM ACT OF 1995

     Certain statements in this Annual Report on Form 10-KSB contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally can be identified by the use of forward-looking terminology, such as "may," "will," "expect," "estimate," "anticipate," "believe," "target," "plan," "project," or "continue" or the negatives thereof or other variations thereon or similar terminology, and are made on the basis of management's plans and current analyses of the Company, its business and the industry as a whole. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors, in some cases, have affected, and in the future could affect, the Company's financial performance and could cause actual results for fiscal 2001 and beyond to differ materially from those expressed or implied in such forward-looking statements. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.



                                  PART I

ITEM 1.  DESCRIPTION OF BUSINESS.
---------------------------------

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

     The Company's operations include two primary business segments - banking and mortgage activities. The Company, through the Bank, provides traditional banking services, including a full range of commercial and consumer banking services. Through its Community Mortgage Corporation subsidiary, the Company provides mortgage services, including the origination and sale of mortgage loans to various investors, including other financial institutions. See Note 19 to the Company's consolidated financial statements for certain financial information relating to these two segments.


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

     Competition among financial institutions in this area is intense. There are 20 banking offices and one savings and loan association office within the primary service area of the Bank. Most of these offices are branches of or are affiliated with major bank holding companies. Financial institutions primarily compete with one another for deposits. In turn, a bank's deposit base directly affects such bank's loan activities and general growth. Primary methods of competition include interest rates on deposits and loans, service charges on deposit accounts and the designing of unique financial services products. The Bank is competing with financial institutions which have much greater financial resources than the Bank, and which may be able to offer more and unique services and possibly better terms to their customers. However, management of the Bank believes that the Bank will be able to attract sufficient deposits to enable the Bank to compete effectively with other area financial institutions. According to FDIC estimates, as of June 30, 2000, deposits at the Bank represented approximately 14% of total deposits of financial institutions in the Bank's primary service area. This compares with a market share of approximately 14.1% at June 30, 1999 and 13.3% at June 30, 1998.

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


DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIA

     The following is a presentation of the average consolidated balance sheet of the Company for the years ended December 31, 2000 and 1999. This presentation includes all major categories of interest-earning assets and interest-bearing liabilities:

                       AVERAGE CONSOLIDATED ASSETS
                              (In thousands)

                                                Years Ended December 31,
                                                ------------------------
                                                   2000          1999
                                                   ----          ----
Cash and due from banks                         $   3,289     $   3,144
                                                ---------     ---------
Deposits with other banks                           2,288           952
Taxable securities                                 26,661        22,234
Non-taxable securities                              2,560         2,575
Federal funds sold                                  2,478         1,115
Net loans                                          73,280        72,804
                                                ---------     ---------
   Total earning assets                           107,267        99,680
Other assets                                        3,441         2,841
                                                ---------     ---------
   Total assets                                 $ 113,997     $ 105,665
                                                =========     =========


        AVERAGE CONSOLIDATED LIABILITIES AND STOCKHOLDERS' EQUITY

                                                Years Ended December 31,
                                                ------------------------
                                                   2000          1999
                                                   ----          ----
Non interest-bearing deposits                   $   7,309     $   7,440
NOW and money market deposits                      19,798        17,162
Savings deposits                                    3,650         3,518
Time deposits                                      62,962        63,150
Other borrowings                                    6,004         1,427
Other liabilities                                   1,171         1,106
                                                ---------     ---------
   Total liabilities                              100,894        93,803
Stockholders' equity                               13,103        11,862
                                                ---------     ---------
   Total liabilities and stockholders' equity   $ 113,997     $ 105,665
                                                =========     =========

     The following is a presentation of an analysis of the net interest earnings of the Company for the period indicated with respect to each major category of interest-earning asset and each major category of interest-bearing liability:

                                           Year Ended December 31, 2000
                                       -----------------------------------
                                         Average     Interest      Average
        Assets                           Amount       Earned        Yield
        ------                           -------     --------      -------
                                     (Dollars in thousands, except footnotes)

Deposits with other banks              $   2,288     $     169       7.38%
Taxable securities                        26,661         1,825       6.85%
Non-taxable securities                     2,560           105       6.21%(3)
Federal funds sold                         2,478           164       6.62%
Net loans                                 73,280(1)      7,906(2)   10.79%
                                       ---------     ---------      -----
   Total earning assets                $ 107,267     $  10,169       9.53%
                                       =========     =========      =====

                                         Average     Interest      Average
        Liabilities                      Amount        Paid       Rate Paid
        -----------                      -------     --------     ---------
                                     (Dollars in thousands, except footnotes)

NOW and money market deposits          $  19,798     $     583       2.94%
Savings deposits                           3,650            64       1.75%
Time deposits                             62,962         3,750       5.96%
Other borrowings                           6,004           442       7.36%
                                       ---------     ---------      -----
   Total interest-bearing liabilities  $  92,414     $   4,839       5.24%
                                       =========     =========      =====
Net yeild on earning assets                                          4.97%
                                                                    =====
______________________

(1) At December 31, 2000, three loans with an aggregate principal balance of $86,490 were not accruing interest.
(2) Interest earned on net loans includes $288,000 in loan fees and loan service fees.
(3)   The yield is tax equivalent.


                                           Year Ended December 31, 1999
                                       -----------------------------------
                                         Average     Interest      Average
        Assets                           Amount       Earned        Yield
        ------                           -------     --------      -------
                                     (Dollars in thousands, except footnotes)

Deposits with other banks              $     952     $      58       6.09%
Taxable securities                        22,234         1,257       5.65%
Non-taxable securities                     2,575           106       6.24%(3)
Federal funds sold                         1,115            57       5.11%
Net loans                                 72,804(1)      7,178(2)    9.86%
                                       ---------     ---------      -----
   Total earning assets                $  99,680     $   8,656       8.74%
                                       =========     =========      =====

                                         Average     Interest      Average
        Liabilities                      Amount        Paid       Rate Paid
        -----------                      -------     --------     ---------
                                     (Dollars in thousands, except footnotes)

NOW and money market deposits          $  17,162     $     533       3.11%
Savings deposits                           3,518            71       2.02%
Time deposits                             63,150         3,188       5.05%
Other borrowings                           1,427            71       4.98%
                                       ---------     ---------      -----
   Total interest-bearing liabilities  $  85,257     $   3,863       4.53%
                                       =========     =========      =====
Net yeild on earning assets                                          4.85%
                                                                    =====
______________________

(1) At December 31, 1999, one loan with a principal balance of $104,000 was not accruing interest.
(2) Interest earned on net loans includes $239,000 in loan fees and loan service fees.
(3)   The yield is tax equivalent.


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


                                           Year Ended December 31, 2000
                                                    Compared to
                                           Year Ended December 31, 1999
                                        ---------------------------------

                                           Increase (decrease) due to:

                                         Volume        Rate         Total
                                         ------        ----         -----
                                                 (In thousands)
Interest earned on:
Deposits with other banks               $    97      $    14      $   111
Taxable securities                          275          293          568
Non-taxable securities                     --             (1)          (1)
Federal funds sold                           86           21          107
Net loans                                    47          681          728
                                        -------      -------      -------
   Total interest income                $   505      $ 1,008      $ 1,513
                                        -------      -------      -------

Interest paid on:
NOW and money market deposits           $    77      $   (27)     $    50
Savings deposits                              3          (10)          (7)
Time deposits                                (9)         571          562
Other borrowings                            323           48          371
                                        -------      -------      -------
   Total interest expense               $   394      $   582      $   976
                                        -------      -------      -------
Change in net interest income           $   111      $   426      $   537
                                        =======      =======      =======


                                           Year Ended December 31, 1999
                                                    Compared to
                                           Year Ended December 31, 1998
                                        ---------------------------------

                                           Increase (decrease) due to:

                                         Volume        Rate         Total
                                         ------        ----         -----
                                                 (In thousands)
Interest earned on:
Deposits with other banks               $    58      $  --        $    58
Taxable securities                           88         (139)         (51)
Non-taxable securities                       47           (4)          43
Federal funds sold                          (15)          (3)         (18)
Net loans                                   186         (130)          56
                                        -------      -------      -------
   Total interest income                $   364      $  (276)     $    88
                                        -------      -------      -------

Interest paid on:
NOW and money market deposits           $    30      $   (22)     $     8
Savings deposits                              3          (31)         (28)
Time deposits                                72         (489)        (417)
Other borrowings                             49            4           53
                                        -------      -------      -------
   Total interest expense               $   154      $  (538)     $  (384)
                                        -------      -------      -------
Change in net interest income           $   210      $   262      $   472
                                        =======      =======      =======


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

     The following table presents, for the periods indicated, the average amount of, and average rate paid on, each of the following deposit categories:

                                              Year Ended December 31, 2000
                                                -----------------------
                                                 Average       Average
Deposit Category                                  Amount      Rate Paid
----------------                                   ----       ---------
                                                  (Dollars in thousands)
Non interest-bearing demand deposits            $   7,309        N/A
NOW and money market deposits                      19,798       2.94%
Savings deposits                                    3,650       1.75%
Time deposits                                      63,962       5.96%
Other borrowings                                    6,004       7.36%

                                              Year Ended December 31, 1999
                                                -----------------------
                                                 Average       Average
Deposit Category                                  Amount      Rate Paid
----------------                                   ----       ---------
                                                  (Dollars in thousands)
Non interest-bearing demand deposits            $   7,440        N/A
NOW and money market deposits                      17,162       3.11%
Savings deposits                                    3,518       2.02%
Time deposits                                      63,150       5.05%
Other borrowings                                    1,427       4.98%

     The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more and respective maturities for the year ended December 31, 2000:

                                         Time Certificates
                                             of Deposit
                                         -----------------
                                           (In Thousands)

            3 months or less                  $  8,469
            3-6 months                           6,881
            6-12 months                          6,699
            Over 12 months                       1,296
                                              --------
               Total                          $ 23,345
                                              ========


LOAN PORTFOLIO

     The Bank engages in a full complement of lending activities, including commercial, consumer/ installment and real estate loans. As of December 31, 2000, the Bank had a legal lending limit for unsecured loans of up to $1,850,000 to any one person. See "- Supervision and Regulation."

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

     The following table presents various categories of loans contained in the Bank's loan portfolio for the period indicated and the total amount of all loans for such period:

           Type of Loan                            As of December 31,
           ------------                         ----------------------
                                                   2000         1999
                                                   ----         ----
                                                     (In thousands)
Domestic:
Commercial, financial and agricultural          $  38,571    $  32,472
Real estate - construction                          4,378        7,484
Real estate - mortgage                             22,244       21,236
Installment and other loans to individuals         10,336       12,960
Lease financing                                       300           13
                                                ---------    ---------
   Subtotal                                     $  75,829    $  74,165
Less: Allowance for possible loan losses           (1,253)      (1,229)
                                                ---------    ---------
   Total (net of allowance)                     $  74,576    $  72,936
                                                =========    =========

     The following is a presentation of an analysis of maturities of loans as of December 31, 2000:
                               Due in     Due after    Due
                               1 year       1 to      after
   Type of Loan                or less     5 years   5 years      Total
   ------------               ---------   --------   --------   ---------
Commercial, financial,
 and agricultural             $  32,733   $  5,213   $    625   $  38,571
Real estate-construction          4,378   $  --          --         4,378
                              ---------   --------   --------   ---------
   Total                      $  37,111   $  5,213   $    625   $  42,949
                              =========   ========   ========   =========

     For the above loans, the following is a presentation of an analysis of sensitivities to changes in interest rates as of December 31, 2000:

                               Due in     Due after    Due
                               1 year       1 to      after
   Interest Category           or less     5 years   5 years      Total
   -----------------          ---------   --------   --------   ---------
Predetermined interest rate   $  13,918   $  1,211   $    625   $  15,754
Floating interest rate           23,193   $  4,002       --        27,195
                              ---------   --------   --------   ---------
   Total                      $  37,111   $  5,213   $    625   $  42,949
                              =========   ========   ========   =========

     As of December 31, 2000, three loans with an aggregate principal amount of $86,490 were on non-accrual status and no loans were defined as "troubled debt restructurings." At December 31, 2000, there were no loans which were accruing interest and contractually past due 90 days or more. No significant interest income has been recognized during 2000 on loans that have been accounted for on a non-accrual basis.

     The Company considers impaired loans to include all restructured loans, loans on which the accrual of interest had been discontinued and all other loans which are performing according to the loan agreement, but may have substantive indication of potential credit weakness. At December 31, 2000 and December 31, 1999, the total recorded investment in impaired loans, all of which had allowances determined in accordance with FASB Statements No. 114 and No. 118, amounted to approximately $3,709,698 and $861,833, respectively. The average recorded investment in impaired loans amounted to approximately $2,685,766 and $1,206,111 for the years ended December 31, 2000 and December 31,1999, respectively. The allowance for loan losses related to impaired loans amount to approximately $404,268 and $107,748 at December 31, 2000 and December 31,1999, respectively. Interest income recognized on impaired loans for the years ended December 31, 2000 and 1999 amounted to $207,055 and $100,260, respectively. The amount of interest recognized on impaired loans using the cash method of accounting was not material for the years ended December 31, 2000 and December 31,1999. The company has no commitments to lend additional funds to borrowers whose loans have been modified.

     As of December 31, 2000, there are no loans not disclosed above that are classified for regulatory purposes as doubtful, substandard or special mention which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. There are no loans not disclosed above where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

     Accrual of interest is discontinued on a loan when management of the Bank determines upon consideration of economic and business factors affecting collection efforts that collection of interest is doubtful. No significant interest income has been recognized during 2000 or 1999 on loans that have been accounted for on a non-accrual basis.


SUMMARY OF LOAN LOSS EXPERIENCE

     An analysis of the Bank's loss experience is furnished in the following table for the periods indicated, as well as a breakdown of the allowance for possible loan losses:

           ANALYSIS OF THE ALLOWANCE FOR POSSIBLE LOAN LOSSES

                                               Years Ended December 31,
                                               ------------------------
                                                   2000          1999
                                                   ----          ----
                                                 (Dollars in thousands)

Balance at beginning of period                  $   1,229     $   1,107
                                                ---------     ---------
Charge-offs:
Installment and other loans to individuals           (156)          (49)
Commercial, financial and agricultural                (39)          (68)
Real estate - mortgage                               --            --
Real estate - construction                           --            --
Lease financing                                      --            --
                                                ---------     ---------
                                                $    (195)    $    (117)
                                                ---------     ---------
Recoveries:
Installment and other loans to individuals      $      25     $      24
Commercial, financial and agricultural                 64          --
Real estate - mortgage                               --            --
Real estate - construction                           --            --
Lease financing                                      --            --
                                                ---------     ---------
                                                $      89     $      24
                                                ---------     ---------

Net charge-offs                                 $    (106)    $     (93)
Additions charged to operations                       130           215
                                                ---------     ---------
Balance at end of period                        $   1,253     $   1,229
                                                =========     =========
Ratio of net charge-offs
 during the period to average
 loans outstanding during the period               0.14%         0.13%
                                                   ====          ====

     At December 31, 2000 the allowance was allocated as follows:

                                                           Percent of loans
                                                           in each category
                                                  Amount    to total loans
                                                ---------     ---------
                                                 (Dollars in thousands)

Commercial, financial and agricultural          $     670        50.9%
Real estate - construction                             95         5.8%
Real estate - mortgage                                240        29.3%
Installment and other loans to individuals            195        13.6%
Lease financing                                         5         0.4%
Unallocated                                            48         N/A
                                                ---------       -----
   Total                                        $   1,253       100.0%
                                                =========       =====

     At December 31, 1999 the allowance was allocated as follows:

                                                           Percent of loans
                                                           in each category
                                                  Amount    to total loans
                                                ---------     ---------
                                                 (Dollars in thousands)

Commercial, financial and agricultural          $     560        39.8%
Real estate - construction                            125        10.5%
Real estate - mortgage                                260        28.5%
Installment and other loans to individuals            209        21.0%
Lease financing                                         4         0.2%
Unallocated                                            24         N/A
                                                ---------       -----
   Total                                        $   1,107       100.0%
                                                =========       =====


LOAN LOSS RESERVE

     In considering the adequacy of the Company's allowance for possible loan losses, management has focused on the fact that as of December 31, 2000, 50.9% of outstanding loans are in the category of commercial loans, which includes commercial real estate loans and agricultural loans. Commercial loans are generally considered by management as having greater risk than other categories of loans in the Company's loan portfolio. However, over 93.0% of these commercial loans at December 31, 2000 were made on a secured basis. Management believes that the secured condition of the preponderant portion of its commercial loan portfolio greatly reduces any risk of loss inherently present in commercial loans.

     The Company's consumer loan portfolio is also well secured. At December 31, 2000 the majority of the Company's consumer loans were secured by collateral primarily consisting of automobiles, boats and other personal property. Management believes that these loans involve less risk than commercial loans.

     Real estate mortgage loans constituted 29.3% of outstanding loans at December 31, 2000. All loans in this category represent residential real estate mortgages where the amount of the original loan generally does not exceed 80% of the appraised value of the collateral. These loans are considered by management to be well secured with a low risk of loss.

     A review of the loan portfolio by an independent firm is conducted annually. The purpose of this review is to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loan losses. The review includes analyses of historical performance, the level of non-conforming and rated loans, loan volume and activity, review of loan files and consideration of economic conditions and other pertinent information. Upon completion, the report is approved by the Board and management of the Bank.
In addition to the above review, the Bank's primary regulator, the Comptroller of Currency, also conducts an annual examination of the loan portfolio. Upon completion, the Comptroller of Currency presents their report of findings to the Board and management of the Bank. Information provided from these two independent sources, together with information provided by the management of the Bank and other information known to members of the Board are utilized by the Board to monitor, on a quarterly basis, the loan portfolio. Specifically, the Board attempts to identify risks inherent in the loan portfolio (e.g., problem loans, potential problem loans and loans to be charged-off), assess the overall quality and collectibility of the loan portfolio, and determine amounts of the allowance for loan losses and the provision for loan losses to be reported based on the results of their review.


INVESTMENTS

     As of December 31, 2000, investment securities comprised approximately 27.6% of the Bank's assets and net loans comprised approximately 63.5% of the Bank's assets. The Bank invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States, including mortgage-backed securities, and other taxable securities. In addition, the Bank enters into Federal Funds transactions with its principal correspondent banks, and acts as a net seller of such funds. The sale of Federal Funds amounts to a short-term loan from the Bank to another bank.

     The following table presents, for the periods indicated, the book value of the Bank's investments, reported by those available for-sale and those held-to-maturity:

                                                Years Ended December 31,
                                                ------------------------
      INVESTMENT CATEGORY                          2000          1999
      -------------------                          ----          ----
                                                     (In thousands)
Available-for-Sale:
------------------
Obligations for U.S. Treasury
 and other U.S. Agencies                        $  23,122     $  14,794
Tax-exempt securities                               2,553         2,516
Federal Reserve Board and
 Federal Home Loan Bank stock                         625           625
Corporate bonds                                       510          --
Other securities                                    1,939         1,437
                                                ---------     ---------
   Total                                        $  28,749     $  19,372
                                                =========     =========

Held-to-Maturity:
----------------
Mortgage-backed securities                      $   1,618     $     443
Other securities                                    2,006         1,364
                                                ---------     ---------
   Total                                        $   3,624     $   1,807
                                                =========     =========

     The following table indicates for the year ended December 31, 2000 the amount of investments due in (i) one year or less, (ii) one to five years,
(iii) five to ten years, and (iv) over 10 years:

                                                      Weighted Average
        Investment Category                Amount           Yield(1)
        -------------------                ------           -----
                                   (Dollars in thousands)
Available-for-Sale:
------------------

Obligations of U.S. Treasury and other U.S. Agencies:
     0 - 1 Yrs.                          $  3,248           6.38%
     Over 1 through 5 Yrs.                 19,874           6.72%

Tax-exempt securities(1):
     0 - 1 yrs.                              525            6.05%
     Over 1 through 5 Yrs.                 1,546            6.14%
     Over 5 through 10 Yrs.                  482            6.80%

Mortgage Pools:
     0-1 Yrs.                                399            5.95%
     Over 1 through 5 Yrs.                   477            7.08%
     Over 5 through 10 Yrs.                1,063            6.41%

Corporate bonds:
     Over 1 through 5 Yrs.                   510            7.03%

FHLB, FRB Stock (no maturity)                625            7.02%
                                         --------           ----
   Total                                 $ 28,749           6.61%
                                         ========           ====
________________________
(1) The Company has invested in tax-exempt securities. The yield on tax-exempt securities is reported at the tax- equivalent rate.

                                                      Weighted Average
        Investment Category                Amount           Yield
        -------------------                ------           -----
                                   (Dollars in thousands)
Held-to-Maturity:
----------------

Obligations of U.S. Treasury:
     Over 1 through 5 Yrs.               $  1,501           7.13%
     Over 5 through 10 Yrs.                   505           6.77%

Mortgage pools:
     0 - 1 yrs.                                9            7.86%
     Over 1 through 5 Yrs.                   540            6.65%
     Over 5 through 10 Yrs.                  768            6.88%
     Over 10 Yrs                             301            6.67%
                                         --------           ----
   Total                                 $  3,624           6.96%
                                         ========           ====


RETURN ON EQUITY AND ASSETS

     Returns on average consolidated assets and average consolidated equity for the periods indicated are as follows:

                                                Years Ended December 31,
                                                ------------------------
                                                   2000          1999
                                                   ----          ----
     Return on Average Assets                      1.41%         1.38%
     Return on Average Equity                     12.28%        12.25%
     Average Equity to Average Assets Ratio       11.49%        11.23%
     Dividend Payout Ratio                         --            --


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

     The Bank sells loan participations to correspondent banks with respect to loans which exceed the Bank's lending limit. As compensation for services provided by a correspondent, the Bank may maintain certain balances with such correspondents in non-interest bearing accounts. At December 31, 2000 the Bank had outstanding participations totaling $2,489,512.


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


EMPLOYEES

     The Bank presently employs 43 persons on a full-time basis, including 17 officers and 9 persons on a part-time basis. The Bank will hire additional persons as needed, including additional tellers and financial service representatives.


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

GENERAL

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

     The Company is regulated by the Federal Reserve Board under the federal Bank Holding Company Act of 1956, as amended, which requires every bank holding company to obtain the prior approval of the Federal Reserve Board before acquiring more than 5% of the voting shares of any bank or all or substantially all of the assets of a bank, and before merging or consolidating with another bank holding company. The Federal Reserve Board (pursuant to regulation and published policy statements) has maintained that a bank holding company must serve as a source of financial strength to its subsidiary banks. In adhering to the Federal Reserve Board policy, the Company may be required to provide financial support to a subsidiary bank at a time when, absent such Federal Reserve Board policy, the Company may not deem it advisable to provide such assistance.

     Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, restrictions on interstate acquisition of banks by bank holding companies were repealed, such that the Company, or any other bank holding company located in North Carolina, may acquire a bank located in any other state, and a bank holding company located outside North Carolina may acquire any North Carolina-based bank, in either case subject to certain deposit percentage and other restrictions. The legislation also provides that, unless an individual state has elected to prohibit out-of-state banks from operating interstate branches within its territory, adequately capitalized and managed bank holding companies will be able to consolidate their multistate bank operations into a single bank subsidiary and to branch interstate through acquisitions.

     De novo branching by an out-of-state bank is permitted only if it is expressly permitted by the laws of the host state. The authority of a bank to establish and operate branches within a state remains subject to applicable state branching laws.

     A bank holding company which has not elected to become a financial holding company ("FHC") under the Gramm-Leach-Bliley Act, as discussed below, will generally be prohibited from acquiring control of any company which is not a bank and from engaging in any business other than the business of banking or managing and controlling banks. However, non-FHC bank holding companies may still engage in certain activities which have been identified by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto and thus permissible for bank holding companies.

     The list of permissible nonbanking activities includes the following activities: extending credit and servicing loans; acting as investment or financial advisor to any person, with certain limitations; leasing personal and real property or acting as a broker with respect thereto; providing management and employee benefits consulting advice and career counseling services to nonaffiliated banks and nonbank depository institutions; operating certain nonbank depository institutions; performing certain trust company functions; providing certain agency transactional services, including securities brokerage services, riskless principal transactions, private placement services, and acting as a futures commission merchant; providing data processing and data transmission services; acting as an insurance agent or underwriter with respect to limited types of insurance; performing real estate appraisals; arranging commercial real estate equity financing; providing check-guaranty, collection agency and credit bureau services; engaging in asset management, servicing and collection activities; providing real estate settlement services; acquiring certain debt which is in default; underwriting and dealing in obligations of the United States, the states and their political subdivisions; engaging as a principal in foreign exchange trading and dealing in precious metals; providing other support services such as courier services and the printing and selling of checks; and investing in programs designed to promote community welfare.

     In determining whether an activity is so closely related to banking as to be permissible for bank holding companies, the Federal Reserve Board is required to consider whether the performance of such activities by a bank holding company or its subsidiaries can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition and gains in efficiency, that outweigh such possible adverse effects as undue concentration of resources, decreased or unfair competition, conflicts of interest, and unsound banking practices. Generally, bank holding companies must obtain approval of the Federal Reserve Board to engage in any activity not previously approved by the Federal Reserve Board or to modify in any material respect an activity for which Federal Reserve Board approval had been obtained.

     As a bank holding company which controls a national bank located in North Carolina, the Company is required to register with the North Carolina Commissioner of Banks within 180 days after becoming a bank holding company. In addition, North Carolina law requires every bank holding company to obtain the prior approval of the North Carolina Commissioner of Banks before acquiring more than 5% of the voting shares of any North Carolina bank or all or substantially all of the assets of a North Carolina bank, or before merging or consolidating with any North Carolina bank holding company.

     As a national bank, the Bank is subject to the supervision of the OCC and, to a limited extent, the FDIC and the Federal Reserve Board. With respect to expansion, a national bank situated in the State of North Carolina may establish branches anywhere within the state provided the proposed branch will meet the needs and promote the convenience of the community in which it is to located, the probable volume of business is suffcient to assure and maintain the solvency of the branch, and certain minimum capital requirements are met. The Bank is also subject to North Carolina banking and usury laws restricting the amount of interest which it may charge in making loans or other extensions of credit. In addition, the Bank, as a subsidiary of the Company, is subject to restrictions under federal law when dealing with the Company and other affiliates. These restrictions apply to extensions of credit to an affiliate, investments in the securities of an affiliate and the purchase of assets from an affiliate.

     Loans and extensions of credit by national banks are subject to legal lending limitations. Under federal law, a national bank may grant unsecured loans and extensions of credit in an amount up to 15% of its unimpaired capital and surplus to any person if the loans and extensions of credit are not fully secured by collateral having a market value at least equal to their face amount. In addition, a national bank may grant loans and extensions of credit to such person up to an additional 10% of its unimpaired capital and surplus, provided that each loan or extension of credit is fully secured by readily marketable collateral having a market value, determined by reliable and continuously available price quotations, at least equal to the amount of funds outstanding. Loans and extensions of credit may exceed the general lending limit if they qualify under one of several exceptions. Such exceptions include certain loans or extensions of credit arising from the discount of commercial or business paper, the purchase of bankers' acceptances, loans secured by documents of title, loans secured by U.S. obligations and loans to or guaranteed by the federal government, and loans or extensions of credit which have the approval of the OCC and which are made to a financial institution or to any agent in charge of the business and property of a financial institution.

GRAMM-LEACH-BLILEY

     The Gramm-Leach-Bliley Act, enacted on November 12, 1999, eliminates the barriers erected by the 1933 Glass-Steagall Act and amends the Bank Holding Company Act of 1956 and the Securities Exchange Act of 1934, among other statutes. The Gramm-Leach-Bliley Act allows for the affiliation of banking, securities and insurance activities in new financial services organizations.
A dominant theme of the Gramm-Leach-Bliley Act is the functional regulation of financial services, with the primary regulator of the Company being the agency which traditionally regulates the activity in which the Company wishes to engage. For example, the Securities and Exchange Commission will regulate bank securities transactions, and the various banking regulators will oversee banking activities.

     The Gramm-Leach-Bliley Act permits the Company to engage in activities that are "financial in nature." Such activities include security and insurance underwriting, investment banking, and limited merchant banking investing in commercial and industrial companies. To be eligible for such activities, the Company must qualify as a FHC and file a declaration as a FHC with the Federal Reserve. To qualify as a FHC, the Company must be "well-capitalized," "well managed" and have at least a satisfactory rating under the Community Reinvestment Act. Further, the Company, if it elects FHC status, can pursue additional activities which are incidental or complementary in nature to a financial activity, or which the Federal Reserve subsequently determines to be financial in nature. The Gramm-Leach-Bliley Act also allows the Bank, with OCC approval, to control or hold an interest in a "financial subsidiary" which may engage in, among other things, the activities specified in the Gramm-Leach-Bliley Act as being financial in nature. However, a financial subsidiary is not permitted to engage in activities such as insurance underwriting or annuity issuance, real estate development, investment activities, or merchant banking activities. In addition, any financial subsidiary of the Bank would generally be treated as an affiliate of the Bank, rather than as a subsidiary, for purposes of affiliate transaction restrictions of the Federal Reserve Act.

     It is expected that the Gramm-Leach-Bliley Act will facilitate further consolidation in the financial services industry on both a national and international basis, and will cause existing bank holding companies to restructure their existing activities in order to take advantage of the new powers granted and comply with their attendant requirements and conditions.

CAPITAL ADEQUACY REQUIREMENTS

     Both the Company and the Bank are subject to regulatory capital requirements imposed by the Federal Reserve Board and the OCC. The Federal Reserve Board and the OCC have issued risk-based capital guidelines for bank holding companies and banks which make regulatory capital requirements more sensitive to differences in the risk profiles of various banking organizations. The capital adequacy guidelines issued by the Federal Reserve Board are applied to bank holding companies, on a consolidated basis with the banks owned by the holding company, as well as to state member banks. The OCC's risk capital guidelines apply directly to national banks regardless of whether they are a subsidiary of a bank holding company. Both agencies' requirements (which are substantially similar), provide that banking organizations must have capital equivalent to at least 8% of risk-weighted assets. The risk weights assigned to assets are based primarily on credit risks. Depending upon the risk level of a particular asset, it is assigned to a risk category.

     For example, securities with an unconditional guarantee by the United States government are assigned to the lowest risk category, while a risk weight of 50% is assigned to loans secured by owner-occupied one to four family residential mortgages, provided that certain conditions are met. The aggregate amount of assets assigned to each risk category is multiplied by the risk weight assigned to that category to determine the weighted values, which are then added together to determine total risk-weighted assets.

     The Federal Reserve Board and the OCC have also implemented minimum capital leverage ratios to be used in tandem with the risk-based guidelines in assessing the overall capital adequacy of banks and bank holding companies. Under these rules, banking institutions must maintain a ratio of at least 3% "Tier 1" capital to total weighted risk assets (net of goodwill, certain intangible assets, and certain deferred tax assets). Tier 1 capital includes common shareholders equity, noncumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries.

     Both the risk-based capital guidelines and the leverage ratio are minimum requirements. They are applicable to all banking institutions unless the applicable regulating authority determines that different minimum capital ratios are appropriate for a particular institution based upon its circumstances. Institutions operating at or near these ratios are expected to have well-diversified risks, excellent control systems, high asset quality, high liquidity, good earnings, and in general must be considered strong banking organizations, rated composite 1 under the CAMELS rating system of banks or the BOPEC rating system of bank holding companies. The OCC requires that all but the most highly-rated banks and all banks with high levels of risk or experiencing or anticipating significant growth maintain ratios of at least 4% Tier 1 capital to total assets. The Federal Reserve Board also requires bank holding companies without a BOPEC-1 rating to maintain a ratio of at least 4% Tier 1 capital to total assets; furthermore, banking organizations with supervisory, financial, operational, or managerial weaknesses, as well as organizations that are anticipating or experiencing significant growth, are expected to maintain capital ratios well above the 3% and 4% minimum levels.

     The FDIC has also adopted a rule substantially similar to that issued by the Federal Reserve Board, that establishes a minimum leverage ratio of 3% and provides that FDIC-regulated banks with anything less than a CAMELS-1 rating must maintain a ratio of at least 4%. In addition, the FDIC rule specifies that a depository institution operating with less than the applicable minimum leverage capital requirement will be deemed to be operating in an unsafe and unsound manner unless the institution is in compliance with a plan, submitted to and approved by the FDIC, to increase the ratio to an appropriate level. Finally, the FDIC requires any insured depository institution with a leverage ratio of less than 2% to enter into and be in compliance with a written agreement between it and the FDIC (or the primary regulator, with the FDIC as a party to the agreement). Such an agreement should contemplate immediate efforts to acquire the capital required to increase the ratio to an appropriate level. Institutions that fail to enter into or maintain compliance with such an agreement will be subject to enforcement action by the FDIC.

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

     The risk-based capital guidelines of the OCC, the Federal Reserve Board and the FDIC explicitly include provisions regarding a bank's exposure to declines in the economic value of its capital due to changes in interest rates to ensure that the guidelines take adequate account of interest rate risk. Interest rate risk is the adverse effect that changes in market interest rates may have on a bank's financial condition and is inherent to the business of banking. The exposure of a bank's economic value generally represents the change in the present value of its assets, less the change in the value of its liabilities, plus the change in the value of its interest rate off-balance sheet contracts. Concurrently, the agencies issued a joint policy statement to bankers, effective June 26, 1996, to provide guidance on sound practices for managing interest rate risk. In the policy statement, the agencies emphasize the necessity of adequate oversight by a bank's Board of Directors and senior management and of a comprehensive risk management process. The policy statement also describes the critical factors affecting the agencies' evaluations of a bank's interest rate risk when making a determination of capital adequacy. The agencies' risk assessment approach used to evaluate a bank's capital adequacy for interest rate risk relies on a combination of quantitative and qualitative factors. Banks that are found to have high levels of exposure and/or weak management practices will be directed by the agencies to take corrective action.

     The OCC, the Federal Reserve Board and the FDIC have added a provision to the risk-based capital guidelines that supplements and modifies the usual risk-based capital calculations to ensure that institutions with significant exposure to market risk maintain adequate capital to support that exposure. Market risk is the potential loss to an institution resulting from changes in market prices. The modifications are intended to address two types of market risk: general market risk, which includes changes in general interest rates, equity prices, exchange rates, or commodity prices, and specific market risk, which includes particular risks faced by the individual institution, such as event and default risks. The provision defines a new category of capital, Tier 3, which includes certain types of subordinated debt. The provision automatically applies only to those institutions whose trading activity, on a worldwide consolidated basis, equals either (i) 10% or more of total assets or
(ii) $1 billion or more, although the agencies may apply the provision's requirements to any institution for which application of the new standard is deemed necessary or appropriate for safe banking practices. For institutions to which the modifications apply, Tier 3 capital may not be included in the calculation rendering the 8% credit risk ratio; the sum of Tier 2 and Tier 3 capital may not exceed 100% of Tier 1 capital; and Tier 3 capital is used in both the numerator and denominator of the normal risk-based capital ratio calculation to account for the estimated maximum amount that the value of all positions in the institution's trading account, as well as all foreign exchange and commodity positions, could decline within certain parameters set forth in a model defined by the statute. Furthermore, covered institutions must "backtest," comparing the actual net trading profit or loss for each of its most recent 250 days against the corresponding measures generated by the statutory model. Once per quarter, the institution must identify the number of times the actual net trading loss exceeded the corresponding measure and must then apply a statutory multiplication factor based on that number for the next quarter's capital charge for market risk.

PROMPT CORRECTIVE ACTION

     The Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDICIA"), provides for a number of reforms relating to the safety and soundness of the deposit insurance system, supervision of domestic and foreign depository institutions and improvement of accounting standards. One element of the FDICA provides for the development of a regulatory monitoring system requiring prompt action on the part of banking regulators with regard to certain classes of undercapitalized institutions. While the FDICIA does not change any of the minimum capital requirements, it directs each of the federal banking agencies to issue regulations putting the monitoring plan into effect. The FDICIA creates five "capital categories" ("well capitalized,"
"adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized") which are defined in the FDICIA and are used to determine the severity of corrective action the appropriate regulator may take in the event an institution reaches a given level of undercapitalization. For example, an institution which becomes "undercapitalized" must submit a capital restoration plan to the appropriate regulator outlining the steps it will take to become adequately capitalized. Upon approving the plan, the regulator will monitor the institution's compliance. Before a capital restoration plan will be approved, any entity controlling a bank (i.e., a holding company) must guarantee compliance with the plan until the institution has been adequately capitalized for four consecutive calendar quarters. The liability of the holding company is limited to the lesser of five percent of the institution's total assets or the amount which is necessary to bring the institution into compliance with all capital standards. In addition, "undercapitalized" institutions will be restricted from paying management fees, dividends and other capital distributions, will be subject to certain asset growth restrictions and will be required to obtain prior approval from the appropriate regulator to open new branches or expand into new lines of business.

     As an institution's capital levels decline, the extent of action to be taken by the appropriate regulator increases, restricting the types of transactions in which the institution may engage and ultimately providing for the appointment of a receiver for certain institutions deemed to be critically undercapitalized.

     The OCC, the Federal Reserve Board and the FDIC have established regulations which, among other things, prescribe the capital thresholds for each of the five capital categories established by the Act. The following table reflects the capital thresholds:

                              Total Risk-     Tier 1 Risk-       Tier 1
                             Based Capital    Based Capital    Leverage
                                Ratio            Ratio           Ratio
                             -------------    -------------     --------
Well capitalized(1)          greater than     greater than    greater than
                             or equal to 10%  or equal to 6%  or equal to 5%
Adequately capitalized(1)    greater than     greater than    greater than
                             or equal to 8%   or equal to 4%  or equal 4% (2)
Undercapitalized(4)          less than 8%     less than 4%    less than 4% (3)
Significantly
 undercapitalized(4)         less than 6%     less than 3%    less than 3%
Critically undercapitalized      --               --          less than or
                                                              equal to 2% (5)
____________________
(1)  An institution must meet all three minimums.
(2) Greater than or equal to 3% for composite 1-rated institutions, subject to appropriate federal banking agency guidelines.
(3) Less than 3% for composite 1-rated institutions, subject to applicable federal banking agency guidelines.
(4) An institution falls into this category if it is below the specified capital level for any of the three capital measures.
(5)  Ratio of tangible equity to total assets.

     In addition, the Federal Reserve Board, the OCC and the FDIC have adopted regulations, pursuant to the FDICA, defining operational and managerial standards relating to internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and
benefits.  	Both the capital standards and the safety and soundness
standards which the FDICIA seeks to implement are designed to bolster and protect the deposit insurance fund.

REPORTING REQUIREMENTS

     As a national bank, the Bank is subject to examination and review by the OCC. This examination is typically completed on-site every eighteen months and is subject to off-site review at call. The OCC, at will, can access quarterly reports of condition, as well as such additional reports as may be required by the national banking laws.

     As a bank holding company, the Company is required to file with the Federal Reserve Board an annual report of its operations at the end of each fiscal year and such additional information as the Federal Reserve Board may require pursuant to the Act. The Federal Reserve Board may also make examinations of the Company and each of its subsidiaries.

     The scope of regulation and permissible activities of the Company and the Bank is subject to change by future federal and state legislation. In addition, regulators sometimes require higher capital levels on a case-by-case basis based on such factors as the risk characteristics or management of a particular institution. The Company and the Bank are not aware of any attributes of their operating plan that would cause regulators to impose higher requirements.


ITEM 2. DESCRIPTION OF PROPERTY.
-------------------------------

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


ITEM 3. LEGAL PROCEEDINGS.
-------------------------

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-----------------------------------------------------------

     No matter was submitted during the fourth quarter ended December 31, 2000 to a vote of security holders of the Company.



                                      PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
----------------------------------------------------------------

     (A)  Market Information

          During the period covered by this report and to date, there has been no established public trading market for the Company's Common Stock.

     (B)  Holders of Common Stock

          As of March 30, 2001, the number of holders of record of the Company's Common Stock was 738.


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


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
         RESULTS OF OPERATIONS.
         ---------------------

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

     For the years ended December 31, 2000 and December 31, 1999, net income amounted to $1,610,166 and $1,453,469, respectively. For the years ended December 31, 2000 and December 31, 1999, basic income per share amounted to $1.10 and $1.00, respectively, and diluted income per share amounted to $1.02 and $0.90, respectively. During 2000 and 1999, there were outstanding warrants and stock options that were dilutive (i.e., upon exercise, they diluted earnings per share by more than 3%), therefore necessitating the disclosure of basic and diluted income per share. Net income in 2000 increased by $156,697 over net income in 1999 primarily due to the following reasons:

   a.  Average earning assets increased from $99.7 million at December
       31, 1999 to $107.3 million at December 31, 2000, representing an increase of $7.6 million, or 7.6%. Below are the various components of average earning assets for the periods indicated:

                                                      December 31,
                                                ------------------------
                                                   2000          1999
                                                   ----          ----
                                                     (In thousands)
Deposits with other banks                       $   2,288     $     952
Federal funds sold                                  2,478         1,115
Taxable securities                                 26,661        22,234
Non-taxable securities                              2,560         2,575
Net loans                                          73,280        72,804
                                                ---------     ---------
   Total earning assets                         $ 107,267     $  99,680
                                                =========     =========

   b. As a consequence of the increase in earning assets the net interest income also increased from $4,793,379 for the year ended December 31, 1999 to $5,329,798 for the year ended December 31, 2000.

     Below are the various components of interest income and expense, as well as their yield/costs for the periods indicated:

                                                Years Ended
                                  -------------------------------------
                                  December 31, 2000   December 31, 1999
                                  -----------------   -----------------
                                  Interest            Interest
                                   Income/    Yield    Income/    Yield
                                   Expense    Cost     Expense    Cost
Interest income:
---------------
Deposits with other banks         $    169    7.38%   $    58     6.09%
Federal funds sold                     164    6.62%        57     5.11%
Federal funds sold                   1,825    6.85%     1,257     5.65%
Taxable securities                     105    6.21%       106     6.24%
Non-taxable securities               7,906   10.79%     7,178     9.86%
                                  --------   -----    -------    -----
   Total                          $ 10,169    9.53%   $ 8,656     8.74%
                                  ========   =====    =======    =====

Interest expense:
----------------
NOW and money market deposits     $    583    2.94%   $   533     3.11%
Savings deposits                        64    1.75%        71     2.02%
Time deposits                        3,750    5.96%     3,188     5.05%
Other borrowings                       442    7.36%        71     4.98%
                                  --------   -----    -------    -----
   Total                          $  4,839    5.24%   $ 3,863     4.53%
                                  ========   =====    =======    =====
   Net interest income            $  5,330            $ 4,793
                                  ========            =======
   Net yield on earning assets                4.97%               4.80%
                                             =====               =====

   c. Non-interest income as a percentage of average total assets for the years ended December 31, 2000 and December 31, 1999 amounted to .44% and 0.60%, respectively. The year ended December 31, 2000 results are below those of the year ended December 31, 1999 because of lower fee income generated by Community Mortgage Corporation, a wholly owned subsidiary of the Company ("Community Mortgage"). Non-interest expense, as a percentage of average assets for the years ended December 31, 2000 and December 31, 1999, amounted to 2.92% and 2.81%, respectively. The primary reasons for the increase in expense in 2000, as compared to 1999 are higher personnel and data processing expenses.


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

     The Company's net interest income for the year ended December 31, 2000 was $5,329,798 as compared to $4,793,379 for the year ended December 31, 1999. Average yields on earning assets were 9.53% and 8.74% for the years ended December 31, 2000 and December 31, 1999, respectively. The average costs of funds for the year ended December 31, 2000 increased to 5.24% from the year ended December 31, 1999 cost of 4.53%. Net interest yield is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest-earning assets. Net interest yields for the years ended December 31, 2000 and December 31, 1999 amounted to 4.97% and 4.80%, respectively. Net interest income for the year ended December 31, 2000 as compared to the year ended December 31, 1999 increased by $536,419, primarily due to the increase in average earning assets from $99.7 million for the year ended December 31, 1999 to $107.3 million for the year ended December 31, 2000 and due to the increase in the net yield on earning assets, from 4.80% for calendar year 1999 to 4.97% for calendar year 2000.


NON-INTEREST INCOME

     Non-interest income for the years ended December 31, 2000 and 1999 amounted to $498,272 and $639,596, respectively. As a percentage of average assets, non-interest income decreased from 0.60% in 1999 to .44% in 2000 primarily because of the lower fee income generated by Community Mortgage

     The following table summarizes the major components of non-interest income for the periods therein indicated:

                                                 Year Ended December 31,
                                                ------------------------
                                                   2000          1999
                                                   ----          ----
                                                      (In thousands)
     Service fees on deposit accounts            $    287      $    228
     Gain (loss) on sale of securities                (50)          (24)
     Fees from Community Mortgage                     180           315
     Miscellaneous, other                              81           121
                                                 --------      --------
        Total non-interest income                $    498      $    640
                                                 ========      ========


NON-INTEREST EXPENSE

     Non-interest expense increased from $2,964,000 at December 31, 1999 to $3,323,636 at December 31, 2000. As a percent of total average assets, non-interest expense increased from 2.81% in 1999 to 2.92% in 2000. Below are the components of non-interest expense for the years 2000 and 1999.

                                                 Year Ended December 31,
                                                ------------------------
                                                   2000          1999
                                                   ----          ----
                                                      (In thousands)
     Salaries and other personnel benefits       $  1,900      $  1,524
     Data processing charges                          234           201
     Professional fees                                130           210
     Postage and courier fees                         113           112
     Depreciation and amortization                    146           132
     Repairs and maintenance                          136           106
     Other expenses                                   665           679
                                                 --------      --------
        Total non-interest expense               $  3,324      $  2,964
                                                 ========      ========

     During 2000, the allowance for loan losses increased from $1,228,895 at December 31, 1999 to $1,252,537 at December 31, 2000. The allowance for loan losses as a percent of gross loans declined slightly from 1.66% at December 31, 1999 to 1.65% at December 31, 2000. As of December 31, 2000, management considers the allowance for loan losses to be adequate to absorb possible future losses. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.


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

     The asset mix of the balance sheet is continually evaluated in terms of several variables: yield, credit quality, appropriate funding sources and liquidity. To effectively manage the liability mix of the balance sheet focuses on expanding the various funding sources. The interest rate sensitivity position at December 31, 2000 is presented below. Since all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity.



                                    After
                                    three    After
                                    months    six
                                     but     months   After one
                            Within  within    but      year but   After
                            three    six     within     within    five
                            months  months  one year  five years  years  Total
                            ------  ------  --------  ----------  -----  -----
                                            (Dollars in Thousands)
EARNING ASSETS
Loans                      $44,198 $  1,806  $  3,634  $23,410  $ 2,781 $ 75,829
Securities                     525      510     2,747   24,369    4,221   32,372
Federal funds sold           1,200     --        --       --       --      1,200
Interest-bearing deposits    1,450      370       969     --       --      2,789
                            ------  -------   -------   ------   ------  -------
Total earning assets       $47,373 $  2,686  $  7,350  $47,779  $ 7,002 $112,190
                            ======  =======   =======   ======   ======  =======

SUPPORTING SOURCE OF FUNDS

Interest-bearing demand
  deposits and savings     $25,615 $   --    $   --    $  --    $  --   $ 25,615
Certificates,
  less than $100M            3,016    1,493     6,528   28,481     --     39,518
Certificates,
  $100M and over             8,369    6,881     6,793    1,302     --     23,345
FHLB borrowings               --       --        --       --      5,667    5,667
                            ------  -------   -------   ------   ------  -------
Total interest-
  bearing liabilities      $37,000 $  8,374  $ 13,321  $29,783  $ 5,667 $ 94,145
                            ======  =======   =======   ======   ======  =======

Interest rate
  sensitivity gap          $10,373 $ (5,688) $ (5,971) $17,996  $ 1,335 $ 18,045

Cumulative gap             $10,373 $  4,685  $ (1,286) $16,710  $18,045 $ 18,045

Interest rate
  sensitivity gap ratio      1.28     0.32      0.55     1.60     1.24     1.19

Cumulative interest rate
  sensitivity gap ratio      1.28     1.10      0.98     1.19     1.19     1.19

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

     Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities and to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations.
These funds can be obtained by converting assets to cash or by attracting new deposits. The Company's primary source of liquidity comes from its ability to maintain and increase deposits through the Bank. Deposits grew by $4.4 million during the year ended December 31, 2000. Below are the pertinent liquidity balances and ratios for the years ended December 31, 2000 and December 31, 1999.

                                                  December 31,
                                             ----------------------
                                                 2000      1999
                                                 ----      ----
                                             (Dollars in Thousands)

  Cash and cash equivalents                    $ 7,111   $16,469
  Marketable securities                         32,372    21,178
  CDs,over $100,000 to total deposits ratio      24.2%     26.7%
  Loan to deposit ratio                          77.4%     79.3%
  Brokered deposits                               --        --

     Large denomination certificates during 2000 have decreased approximately $1.2 million, and reliance on such certificates to fund normal banking operations has declined and is considered to be at an acceptable range in relation to other sources of funds. At December 31, 2000 and December 31, 1999, large denomination certificates accounted for 24.2% and 26.7%, respectively. Large denomination CDs are generally more volatile than other deposits. As a result, management continually monitors the competitiveness of the rates it pays on its large denomination CDs and periodically adjusts its rates in accordance with market demands. Significant withdrawals of large denomination CDs may have a material adverse effect on the Bank's liquidity. Management believes that since a majority of the above certificates were obtained from Bank customers residing in Wilkes County, North Carolina, the volatility of such deposits is lower than if such deposits were obtained from depositors residing outside of Wilkes County, as outside depositors are more likely to be interest rate sensitive.

     Securities, particularly securities available-for-sale, provide a secondary source of liquidity for the Bank. Approximately $3.8 million of the $32.4 million in the Bank's securities portfolio is scheduled to mature during 2001. Additionally, several securities have call dates prior to their maturity dates, thus enhancing the Company's liquidity posture.

     Brokered deposits are deposits instruments, such as certificates of deposits, deposit notes, bank instrument contracts and certain municipal investment contracts that are issued through brokers and dealers who then offer and/or sell these deposit instruments to one or more investors. As of December 31, 2000 and 1999, the Company had no brokered deposits in its portfolio.

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

     The Federal Reserve Board, the OCC and the FDIC issued a joint policy statement to bankers, effective June 26, 1996, to provide guidance on sound practices for managing interest rate risk. In the policy statement, the agencies emphasize the necessity of adequate oversight by a bank's Board of Directors and senior management and of a comprehensive risk management process. The policy statement also describes the critical factors affecting the agencies' evaluations of a bank's interest rate risk when making a determination of capital adequacy. The agencies' risk assessment approach used to evaluate a bank's capital adequacy for interest rate risk relies on a combination of quantitative and qualitative factors. Banks that are found to have high levels of exposure and/or weak management practices will be directed by the agencies to take corrective action.

     The table below illustrates the Bank's and Company's regulatory capital ratios at December 31, 2000.

                                                          Minimum
                                                         Regulatory
                                    December 31, 2000    Requirement
                                    -----------------    -----------
 Bank
 ----
 Tier 1 Capital                           13.5%              4.0%
 Tier 2 Capital                            1.2%              N/A
                                          ----              ----
    Total risk-based capital ratio        14.7%              8.0%
                                          ====              ====

 Leverage ratio                            9.8%              4.0%
                                          ====              ====

 Company - Consolidated
 ----------------------
 Tier 1 Capital                           17.0%              4.0%
 Tier 2 Capital                            1.2%              N/A
                                          ----              ----
    Total risk-based capital ratio        18.2%              8.0%
                                          ====              ====

 Leverage ratio                           12.3%              4.0%
                                          ====              ====

     The above ratios indicate that the capital positions of the Company and the Bank are sound and that the Company is well positioned for future growth.



ITEM 7.  FINANCIAL STATEMENTS.
-----------------------------

     The following financial statements are filed with this report:

   Report of Independent Accountants

   Consolidated Balance Sheet - December 31, 2000 and 1999

   Consolidated Statements of Income - Years ended December 31, 2000 and 1999

   Consolidated Statements of Changes in Shareholders' Equity -
    Years ended December 31, 2000 and 1999

   Consolidated Statements of Cash Flows - Years ended
    December 31, 2000 and 1999

   Notes to Consolidated Financial Statements



                    Report of Independent Accountants


Board of Directors
Community Bancshares, Inc.
Wilkesboro, North Carolina

	We have audited the accompanying consolidated balance sheets of Community Bancshares, Inc. and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the two years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

	In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Community Bancshares, Inc., and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2000, in conformity with generally accepted accounting principles.

                                           /s/ Francis & Co., CPAs

Atlanta, Georgia
March 1, 2001



                         COMMUNITY BANCSHARES, INC.
                         WILKESBORO, NORTH CAROLINA
                        Consolidated Balance Sheets


ASSETS                                              As of December 31,
------                                       -----------------------------
                                                   2000            1999
                                                   ----            ----
Cash and due from banks                      $   3,121,848   $   3,244,467
Interest bearing deposits in other banks         2,789,223      11,224,789
Federal funds sold, net                          1,200,000       2,000,000
                                             -------------   -------------
  Total cash and cash equivalents            $   7,111,071   $  16,469,256
Securities:
  Available-for-sale at fair value              28,748,815      19,372,280
Held-to-maturity (Estimated market
  values of $3,672,801 and $1,788,107 at
  December 31, 2000 and 1999, respectively)      3,623,682       1,806,490
Loans, net                                      74,576,196      72,935,601
Property and equipment, net                      2,174,511       2,172,849
Other assets                                     1,214,187       1,049,054
                                             -------------   -------------
  Total Assets                               $ 117,448,462   $ 113,805,530
                                             =============   =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Deposits
  Non-interest bearing deposits              $   7,841,546   $   7,998,076
  Interest bearing deposits                     88,478,580      83,944,444
                                             -------------   -------------
       Total deposits                        $  96,320,126   $  91,942,520
FHLB borrowings                                  5,667,288       8,684,919
Other liabilities                                1,200,811       1,042,655
                                             -------------   -------------
  Total Liabilities                          $ 103,188,225   $ 101,670,094
                                             -------------   -------------

Commitments and Contingencies

Shareholders' Equity:
Common stock, $3.00 par value,
   10,000,000 shares authorized,
   1,471,884 (2000) and 1,467,384
  (1999) issued and outstanding              $   4,415,652   $   4,402,152
Paid-in-capital                                  4,762,393       4,742,143
Retained earnings                                4,831,429       3,221,263
Accumulated other comprehensive income             250,763        (230,122)
                                             -------------   -------------
   Total Shareholders' Equity                $  14,260,237   $  12,135,436
                                             -------------   -------------
   Total Liabilities
   and Shareholders' Equity                  $ 117,448,462   $ 113,805,530
                                             =============   =============


          Refer to notes to the consolidated financial statements.



                         COMMUNITY BANCSHARES, INC.
                         WILKESBORO, NORTH CAROLINA
                      Consolidated Statements of Income


                                              Years Ended of December 31,
                                             -----------------------------
                                                   2000            1999
                                                   ----            ----
Interest Income:
 Interest and fees on loans                  $   7,905,772   $   7,178,238
 Interest on investment securities               1,929,805       1,362,719
 Interest on deposits with other banks             169,310          58,620
 Interest on federal funds sold                    164,277          56,981
                                             -------------   -------------
      Total interest income                  $  10,169,164   $   8,656,558
Interest Expense:
 Interest on deposits and borrowings             4,839,366       3,863,179
                                             -------------   -------------
      Net interest income                    $   5,329,798   $   4,793,379
 Provision for possible loan losses                130,000         215,535
                                             -------------   -------------
      Net interest income after provision
       for possible loan losses              $   5,199,798   $   4,577,844
                                             -------------   -------------

Other Income:
  (Loss) on sale of securities               $     (49,559)  $     (24,331)
  Service fees on deposit accounts                 286,884         227,635
  Fees from Community Mortgage                     179,896         314,984
  Miscellaneous, other                              81,051         121,308
                                             -------------   -------------
      Total other income                     $     498,272   $     639,596
                                             -------------   -------------

Other Expenses:
  Salaries and benefits                      $   1,899,781   $   1,524,260
  Data processing expense                          233,768         200,759
  Professional fees                                130,060         209,908
  Depreciation and amortization                    145,750         131,952
  Repairs and maintenance                          136,516         105,923
  Postage and courier                              113,417         112,031
  Other operating expenses                         664,344         678,681
                                             -------------   -------------
      Total other expenses                   $   3,323,636   $   2,963,514
                                             -------------   -------------

Income before income taxes                   $   2,374,434   $   2,253,926
Income taxes                                       764,268         800,457
                                             -------------   -------------

Net income                                   $   1,610,166   $   1,453,469
                                             =============   =============

Basic earnings per share                          $   1.10        $   1.00
                                                  ========        ========
Diluted earnings per share                        $   1.02        $    .90
                                                  ========        ========


         Refer to notes to the consolidated financial statements.



                       COMMUNITY BANCSHARES, INC.
                       WILKESBORO, NORTH CAROLINA
           Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2000 and 1999


                                                       Accumulated
                                                          Other
              Number    Common       Paid                Compre-
                Of      Stock        -in-      Retained  hensive
              Shares   Par Value    Capital    Earnings  Income      Total
              ------   ---------    -------    --------  ------      -----

Balance,
December 31,
  1998       1,446,984 $4,340,952 $5,769,693 $1,767,794 $  91,495  $11,969,934
             ---------  ---------  ---------  ---------  --------   ----------

Comprehensive
 income:
  Net income,
  1999           --         --         --     1,453,469     --       1,453,469
  Unrealized
   loss,
   securities    --         --         --         --     (321,617)    (321,617)
             ---------  ---------  ---------  ---------  --------   ----------

Total
 comprehensive
 income          --         --         --     1,453,469  (321,617)   1,131,852

Exercise of
 warrants          500      1,500      1,250      --        --           2,750

Exercise of
 options        19,900     59,700    126,300      --        --         186,000

Cancellation
 of 82,968
 warrants
 and 20,000
 options         --         --    (1,155,100)     --        --      (1,155,100)

Balance,
December 31,
  1999       1,467,384 $4,402,152 $4,742,143 $3,221,263 $(230,122) $12,135,436

Comprehensive
 income:
Net income,
  2000           --         --         --     1,610,166     --       1,610,166
  Unrealized
   gain,
   securities    --         --         --         --      480,885      480,885
             ---------  ---------  ---------  ---------  --------   ----------

Total
 comprehensive
 income          --         --         --     1,610,166   480,885    2,091,051

Exercise of
 options        16,500     49,500    128,250      --        --         177,750

Purchase and
 cancellation
 of common
 stock         (12,000)   (36,000)  (108,000)     --        --        (144,000)
             ---------  ---------  ---------  ---------  --------   ----------

Balance,
December 31,
  2000       1,471,884 $4,415,652 $4,762,393 $4,831,429 $ 250,763  $14,260,237
             =========  =========  =========  =========  ========   ==========


         Refer to notes to the consolidated financial statements.



                         COMMUNITY BANCSHARES, INC.
                         WILKESBORO, NORTH CAROLINA
                   Consolidated Statements of Cash Flows

                                              Years Ended of December 31,
                                             -----------------------------
                                                   2000            1999
                                                   ----            ----
Cash flows from operating activities:
Net income                                    $   1,610,166   $   1,453,469
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
    Depreciation and amortization                  145,750         131,952
    Net accretion or discount on securities        (44,278)        (70,202)
    Loss on sale or  settlements
     of securities                                  49,559          24,331
    Provisions for loan losses                     130,000         215,535
(Increase) in other assets                        (171,794)       (112,733)
Increase in liabilities                            158,156        (114,076)
                                             -------------   -------------
Net cash provided by operating activities    $   1,877,559   $   1,528,276
                                             -------------   -------------

Cash flows from investing activities:
Available-for-sale securities:
   Proceeds from sale of securities          $   3,807,773   $   3,704,184
   Proceeds from maturities and paydowns         2,609,446      17,338,871
   Purchase of securities                      (15,318,150)    (16,402,765)
Held-to-maturity securities:
   Purchase of securities                       (1,950,403)     (1,328,112)
   Maturities and paydowns                         133,211       1,906,784
Net increase in loans                           (1,770,595)     (1,030,511)
Purchase of property and equipment                (140,751)        (83,049)
                                             -------------   -------------
Net cash used by investing activities        $ (12,629,469)   $  4,105,402
                                             -------------   -------------

Cash flows from financing activities:
Proceeds from exercise of options
   and warrants                              $     177,750   $     188,750
Purchase and cancellation of common stock         (144,000)        -  -
Cancellation of options/warrants                 -  -           (1,155,100)
Borrowings, FHLB                                (3,017,631)      7,984,919
Increase in deposits                             4,377,606         635,984
                                             -------------   -------------
Net cash provided by financing activities    $   1,393,725   $   7,654,553
                                             -------------   -------------

Net (decrease) in cash and cash equivalents  $  (9,358,185)  $  13,288,231
Cash and cash equivalents, beginning of year    16,469,256       3,181,025
                                             -------------   -------------
Cash and cash equivalents, end of year       $   7,111,071   $  16,469,256
                                             =============   =============

Supplemental Information:
Income taxes paid                            $     726,985   $     687,050
                                             =============   =============
Interest paid                                $   4,720,693   $   4,017,130
                                             =============   =============


          Refer to notes to the consolidated financial statements



                        COMMUNITY BANCSHARES, INC.
                        WILKESBORO, NORTH CAROLINA
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000 AND 1999


NOTE 1 - SUMMARY OF ORGANIZATION

	Community Bancshares, Inc., Wilkesboro, North Carolina (the "Company") was incorporated under the laws of the State of North Carolina on June 11, 1990, for the purpose of becoming a bank holding company with respect to a proposed national bank, Wilkes National Bank (the "Bank"), to be located in Wilkesboro, North Carolina. The Bank commenced operations on January 17, 1992, immediately after the Company acquired 100 percent of the Bank's voting stock by injecting $3.75 million into the Bank's capital accounts. Since then, the Bank opened three additional branches, bringing the total banking offices to four. The Bank is primarily engaged in the business of obtaining deposits and providing commercial, consumer, and real estate loans to the general public. Bank deposits are each insured up to $100,000 by the Federal Deposit Insurance Corporation (the "FDIC") subject to certain limitations imposed by the FDIC.

	In 1990, during its initial stages, the Company filed a Form S-1 Registration Statement with the Securities and Exchange Commission offering for sale a minimum of 365,000 and a maximum of 660,000 shares of its common stock, $6.00 par value per share. During 1995, the Company's Board of Directors declared a two-for-one stock split and reduced the par value of the Company's common stock to $3.00 per share. During 1996, the Company completed the sale of 500,000 shares of its common stock, resulting in net proceeds of $4,934,242. As of December 31, 2000 and 1999, there were 1,471,884 and
1,467,384 shares of common stock, respectively, outstanding.

	In the initial stock sale in 1990, the Company offered warrants to its organizers and to a group of initial subscribers. Each warrant, when surrendered with $5.50 to the Company, is convertible into one share of common stock. The warrants expire ten years from January 17, 1992. At December 31, 2000, there were 151,568 warrants outstanding. The Company also has a stock option plan with 170,000 options outstanding as of December 31, 2000. Details of the option plan are discussed under Notes 12 & 16.

	During 1994, the Company, together with four unrelated banks, established Community Mortgage Corporation ("Community Mortgage") to engage in mortgage related activities as allowed under the Bank Holding Company Act of 1956, as amended. The Company invested $50,000 in Community Mortgage in exchange for 20% of Community Mortgage's common stock. During 1996 and 1997, the Company acquired additional shares of Community Mortgage, eventually increasing its ownership position to 100% of the voting shares. Community Mortgage's financial statements are included in the Company's consolidated financial statements as of and for the years ended December 31, 2000 and 1999.


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

	CASH AND DUE FROM BANKS. The Company maintains deposit relationships with other banks which deposits amounts, at times, may exceed federally insured limits. The Company has never experienced any material losses from such deposit relationships.

	INVESTMENT SECURITIES. Investment securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are reported at amortized cost. Investment securities held for current resale are classified as trading securities and are reported at fair value, with unrealized gains and losses included in earnings. Investment securities not classified either as securities held-to-maturity or trading securities are classified as available-for-sale and reported at fair value; net unrealized gains or losses (net of related taxes) are excluded from earnings and are reported as accumulated other comprehensive income/(loss) within shareholders' equity. The classification of investment securities as held-to-maturity, trading or available-for-sale is determined at the date of purchase.

	Realized gains and losses from sales of investment securities are determined based upon the specific identification method. Premiums and discounts are recognized in interest income using the level-yield method over the period to maturity.

	Management periodically evaluates investment securities for other than temporary declines in value and records losses, if any, through an adjustment to earnings.

	LOANS, INTEREST AND FEE INCOME ON LOANS. Loans are reported at their outstanding principal balance adjusted for charge-off, unearned discount, unamortized loan fees and the allowance for possible loan losses. Interest income is recognized over the term of the loan based on the principal amount outstanding. Non-refundable loan fees are taken into income to the extent they represent the direct cost of initiating a loan; the amount in excess of direct costs is deferred and amortized over the expected life of the loan.

	Accrual of interest on loans is discontinued either when (i) reasonable doubt exists as to the full or timely collection of interest or principal or when (ii) a loan becomes contractually past due by 90 days or more with respect to interest or principal. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. Loans are returned to accruing status only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.

	Impaired loans are: (i) non-performing loans that have been placed on nonaccrual status; and (ii) loans which are performing according to all contractual terms of the loan agreement, but may have substantive indication of potential credit weakness. Accounting standards require impaired loans to be measured based on: (a) the present value of expected future cash flows discounted at the loan's original effective interest rate; or (b) the loan's observable market price; or (c) the fair value of the collateral if the loan is collateral dependent.

	ALLOWANCE FOR LOAN LOSSES.   The allowance for loan losses (the
"Allowance") represents management's estimate of probable losses inherent in the loan portfolio. The Allowance is established through provisions charged to operations. Loans deemed to be uncollectible are charged against the Allowance, and subsequent recoveries, if any, are credited to the Allowance. The adequacy of the Allowance is based on management's evaluation of the loan portfolio under current economic conditions, past loan loss experience, adequacy of underlying collateral, changes in the nature and volume of the loan portfolio, review of specific problem loans, and such other factors which, in management's judgment, deserve recognition in estimating loan losses. The evaluation for the adequacy of the Allowance is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. Various regulatory agencies, as an integral part of their examination process, periodically review the Company's Allowance. Such agencies may require the Company to recognize additions to the Allowance based on their judgments about information available to them at the time of their examination.

	PROPERTY AND EQUIPMENT. Building, furniture, equipment and leasehold improvements are stated at cost, net of accumulated depreciation. Land is carried at cost. Depreciation is computed using the straight line method over the estimated useful lives of the related assets. Maintenance and repairs are charged to operations, while major improvements are capitalized. Upon retirement, sale or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts, and gain or loss is included in income from operations.

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

	STATEMENT OF CASH FLOWS. For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest bearing deposits with other banks, and federal funds sold. Generally, federal funds are purchased or sold for one day periods.

	STOCK OPTIONS AND WARRANTS. There are two major accounting standards that address the accounting for stock options/warrants. Entities are allowed to freely choose between the two distinct standards. The first standard, APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") measures stock options/warrants by the intrinsic value method. Under the above method, if the exercise price is the same or above the quoted market price at the date of grant, no compensation expense is recognized. The second standard, SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), may recognize a compensation expense even in cases where the exercise price is the same or above the quoted market price. SFAS 123 takes into account the time value of the options/warrants; that is, the value of being able to defer a decision on whether or not to exercise the option/warrants until the expiration date. The Company follows the accounting standards of APB 25. Had the Company followed the accounting standards of SFAS 123, net income for the years ended December 31, 2000 and 1999 would have been reduced by $55,199 and $46,128, respectively. On a per share basis, basic and diluted earnings per share would have been reduced in the year ended December 31, 2000 by $.04 and $.03, respectively. For the year ended December 31, 1999, basic and diluted earnings per share would have been reduced by $.03.

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

	The following is a reconciliation of net income (the numerator) and the weighted average shares outstanding (the denominator) used in determining basic and diluted EPS for each of the following periods:

                                  Year Ended December 31, 2000
                         ----------------------------------------------------
                                 Basic EPS                  Diluted EPS
                         ------------------------    ------------------------
                         Numerator    Denominator    Numerator    Denominator
                         ---------    -----------    ---------    -----------
Net income               $1,610,166                 $1,610,166
Weighted average shares                1,469,119                   1,469,119
Dilutive options,
  warrants, net                                                      114,578
                          ---------    ---------     ---------     ---------
   Totals                $1,610,166    1,469,119    $1,610,166     1,583,697
                          =========    =========     =========     =========

EPS                                $1.10                      $1.02
                                    ====                       ====

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
                                    ====                       ===

RECENT ACCOUNTING PRONOUNCEMENTS.  In June 1998, the Financial
Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Statement No. 133, as amended, is effective for fiscal years beginning after June 15, 2000. The Company adopted Statement No. 133 as of September 30, 2000. The adoption of Statement No. 133 did not have a material impact on the financial position or results of operations of the Company.

	In September 2000, FASB issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This new Statement replaces Statement No. 125, issued in June, 1996. Statement No. 140 resolves certain implementation and other issues that have arisen since the initial adoption of Statement No. 125, but it carries over most of Statement No. 125's provisions without change. Statement No. 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of Statement No. 140 will not have a significant impact on the financial position or results of operations of the Company.


NOTE 3 - FEDERAL FUNDS SOLD

	  The Bank is required to maintain legal cash reserves computed by applying prescribed percentages to its various types of deposits. When the Bank's cash reserves are in excess of the required amount, the Bank may lend the excess to other banks on a daily basis. At December 31, 2000 and 1999, the Bank sold $1,200,000 and $2,000,000, respectively, to other banks through the federal funds market.


NOTE 4 - SECURITIES AVAILABLE-FOR-SALE

	The amortized costs and estimated market values of securities available-for-sale as of December 31, 2000 follow:
                                                 Gross
                                               Unrealized
                               Amortized     ----------------    Estimated
    Description                  Costs       Gains     Losses   Market Values
    -----------                  -----       -----     ------   -------------
U.S. Agency securities       $22,729,514   $394,103  $  (1,370)  $23,122,247
FRB, FHLB stock                  625,400       --        --          625,400
Municipal securities           2,556,069      5,628     (8,607)    2,553,090
Corporate bonds                  509,664       --         --         509,664
Mortgage pools                 1,948,223      3,172    (12,981)    1,938,414
                              ----------    -------   --------    ----------
  Total securities           $28,368,870   $402,903  $ (22,958)  $28,748,815
                              ==========      ===     ========    ==========

All national banks are required to hold FRB stock and all members of the Federal Home Loan Bank are required to hold FHLB stock. Since no ready market exists for either stock, both FRB and FHLB stocks are reported at cost.

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
                              ==========      ===     ========    ==========

The amortized costs and estimated market values of securities available-for-sale at December 31, 2000, by contractual maturity, are shown in the following chart. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                         Amortized       Estimated
                                           Costs       Market Values
                                           -----       -------------
   Due in one year or less              $ 3,763,500     $ 3,773,073
   Due after one through five years      21,955,193      22,328,471
   Due after five through ten years         960,530         959,192
   Due after ten years                    1,064,247       1,062,679
   FRB, FHLB stock (no maturity)            625,400         625,400
                                         ----------      ----------
     Total securities                   $28,368,870     $28,748,815
                                         ==========      ==========

	Proceeds from sales of securities during calendar years 2000 and 1999 were $3,807,773 and $3,704,184, respectively; losses of $49,552 (2000) and
$24,331 (1999) were realized on those sales.

	As of December 31, 2000 and 1999, securities with aggregate par values of $6,525,000 and $3,775,000, respectively, were pledged to secure public funds, repurchase agreements and for other purposes required or permitted by law.


NOTE 5 - SECURITIES HELD-TO-MATURITY

The amortized costs and estimated market values of securities held-to-maturity as of December 31, 2000 follow:

                                                   Gross
                                                 Unrealized
                               Amortized     ----------------    Estimated
    Description                  Costs       Gains     Losses   Market Values
    -----------                  -----       -----     ------   -------------
U.S. Agency securities       $ 2,005,826   $ 42,287  $    (879)   $ 2,047,234
Mortgage pools                 1,617,856      9,952     (2,241)     1,625,567
                              ----------    -------    -------     ----------
  Total securities           $ 3,623,682   $ 52,239   $ (3,120)   $ 3,672,801
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
                              ==========    =======    ========    ==========

	The amortized costs and estimated market values of securities held-to-maturity at December 31, 2000, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                         Amortized       Estimated
                                           Costs       Market Values
                                           -----       -------------
   Due in one year or less              $     9,462     $     9,508
   Due after one through five years       2,041,069       2,076,658
   Due after five through ten years       1,272,794       1,284,728
   Due after ten years                      300,357         301,907
                                         ----------      ----------
     Total securities                   $ 3,623,682     $ 3,672,801
                                         ==========      ==========

At December 31, 2000 and 1999, securities with aggregate par values of $683,000 and $763,000, respectively, were pledged to secure public funds, repurchase agreements and for other purposes required or permitted by law.


NOTE 6 - LOANS

	The composition of net loans by major loan category, as of December 31, 2000 and 1999, follows:

                                                   December 31,
                                               ---------------------
                                               2000             1999
                                               ----             ----
  Commercial, financial, agricultural      $38,570,611      $32,471,688
  Real estate-construction                   4,377,975        7,483,941
  Real estate-mortgage                      22,244,182       21,236,064
  Installment                               10,336,549       12,959,935
  Lease financing                              299,416           12,868
                                            ----------       ----------
  Loans, gross                             $75,828,733      $74,164,496
  Deduct:
    Allowance for loan losses               (1,252,537)      (1,228,895)
                                            ----------       ----------
      Loans, net                           $74,576,196      $72,935,601
                                            ==========       ==========

	The Company considers impaired loans to include all restructured loans, loans on which the accrual of interest had been discontinued and all other loans which are performing according to the loan agreement, but may have substantive indication of potential credit weakness. At December 31, 2000 and 1999, the total recorded investment in impaired loans, all of which had allowances determined in accordance with FASB Statements No. 114 and No. 118, amounted to approximately $3,709,698 and $861,833, respectively. The average recorded investment in impaired loans amounted to approximately $2,685,766 and $1,206,111 for the years ended December 31, 2000 and 1999, respectively. The allowance for loan losses related to impaired loans amounted to approximately $404,268 and $107,748 at December 31, 2000 and 1999, respectively. Interest income recognized on impaired loans for the years ended December 31, 2000 and 1999 amounted to $207,055 and $100,260, respectively. The amount of interest recognized on impaired loans using the cash method of accounting was not material for the years ended December 31, 2000 and 1999. The company has no commitments to lend additional funds to borrowers whose loans have been modified.


NOTE 7 - ALLOWANCE FOR POSSIBLE LOAN LOSSES

	The allowance for possible loan losses (the "Allowance") is a valuation reserve available to absorb future loan charge-offs. The Allowance is increased by provisions charged to operating expenses and by recoveries of loans which were previously written-off. The Allowance is decreased by the aggregate loan balances, if any, which were deemed uncollectible during the year.

Individual consumer loans are predominantly undersecured, and the allowance for possible losses associated with these loans has been established accordingly. The majority of the non-consumer loan categories are generally secured by real-estate, receivables, inventory, machinery, equipment, or financial instruments. The amount of collateral obtained is based upon management's evaluation of the borrower.

Activity within the Allowance accounts for the years ended December 31, 2000 and 1999 follows:

                                                   December 31,
                                               ---------------------
                                               2000             1999
                                               ----             ----
Balance, beginning of year                 $1,228,895        $1,106,830
Add: Provision for loan losses                130,000           215,535
Add: Recoveries of previously charged
     off amounts                               89,130            23,889
                                            ---------         ---------
   Total                                   $1,448,025        $1,346,254
Deduct: Amount charged-off                   (195,488)         (117,359)
                                            ---------         ---------
Balance, end of year                       $1,252,537        $1,228,895
                                            =========         =========


NOTE 8 - PROPERTY AND EQUIPMENT

	Building, furniture, equipment, land, and leasehold improvements are stated at cost less accumulated depreciation. Components of property and equipment included in the consolidated balance sheets at December 31, 2000 and 1999 follow:
                                                   December 31,
                                               ---------------------
                                               2000             1999
                                               ----             ----
Land                                       $  574,193       $  464,100
Building                                    1,495,984        1,606,078
Leasehold improvement                          13,165           13,165
Furniture and equipment                       638,502          472,387
                                            ---------        ---------
   Property and equipment, gross           $2,721,844       $2,555,730
Deduct:
    Accumulated depreciation                 (547,333)        (382,881)
                                            ---------        ---------
    Property and equipment, net            $2,174,511       $2,172,849
                                            =========        =========

Depreciation expenses for the years ended December 31, 2000 and 1999 amounted to $141,068 and $124,807, respectively. Depreciation is charged to operations over the estimated useful lives of the assets. The estimated useful lives and methods of depreciation for the principal items follow:

   Type of Asset             Life in Years   Depreciation Method
   -------------             -------------   -------------------
  Furniture and equipment       3 to 18          Straight-line
  Building                     27 to 39          Straight-line
  Leasehold improvements          5              Straight-line


NOTE 9 - COMMITMENTS AND CONTINGENCIES

	On December 23, 1998, the Company settled a proposed derivative action involving the Company and eight of its directors. All claims made by all parties have been dismissed pursuant to the settlement. Pursuant to the terms of the settlement agreement on February 18, 1999, the Company and six directors agreed to purchase substantially all of the common stock warrants and options of the Company owned by two other directors and their related interests. Accordingly, the Company purchased 82,968 warrants and 20,000 options for an aggregate price of $1,155,100. All warrants and options purchased by the Company in the above transaction were cancelled.

	In the normal course of business, there are various outstanding commitments to extend credit in the form of unused loan commitments and standby letters of credit that are not reflected in the consolidated financial statements. Since commitments may expire without being exercised, these amounts do not necessarily represent future funding requirements. The Company uses the same credit and collateral policies in making commitments as those it uses in making loans.

	At December 31, 2000 and 1999, the Company had unused loan commitments of approximately $12.3 million and $14.4 million, respectively. Additionally, standby letters of credit of approximately $42,000 and $72,000 were outstanding at December 31, 2000 and 1999, respectively. The majority of these commitments are collateralized by various assets. No material losses are anticipated as a result of these transactions.

	The Company leases its administrative offices from an unrelated party. The lease expires on August 31, 2001, but may be extended for two additional five-year periods. For the years ended December 31, 2000 and 1999, lease payments relating to this operating lease amounted to $44,400 and $24,000, respectively.

	On December 8, 2000, the Company renewed a land lease from which one of its branches operates. The lease expires on September 30, 2003, but may be extended for three additional three-year periods. For the years ended
December 31, 2000 and 1999, lease payments relating to this operating lease amounted to $12,266 and $11,717, respectively.

	Future minimum annual rental payments on the above leases, excluding possible renewals and extensions are as follows:

                 Year Ended
                 December 31,              Amount
                 ------------              ------
                    2001                 $ 42,800
                    2002                   13,200
                    2003                    9,900
                                          -------
                    Total                $ 65,900
                                          =======

	The Company and its subsidiaries are subject to claims and lawsuits which arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position of the Company and its subsidiaries.

	Please refer to Notes 1, 12, 16 and 17 concerning warrants and options earned by directors, organizers and executive officers.


NOTE 10 - FHLB BORROWINGS

	Borrowings from FHLB totaled $5,667,288 and $8,684,919 at December 31, 2000 and 1999, respectively. Below are additional details concerning these borrowings:

       Outstanding Borrowings
             December 31,                Possible
         ------------------              Interest      Principal  Maturity
          2000          1999     Rate  Adjustment Date Amortizing   Date
          ----          ----     ----  --------------- ----------   ----
       $  667,288    $  684,919  6.15%   Fixed-rate       Yes     8-17-2018
        2,000,000        --      5.71%    9-28-2001       No      9-28-2004
        1,000,000        --      6.41%    3-17-2001       No      3-17-2003
        2,000,000        --      6.60%    3-17-2002       No      3-17-2005
           --         2,000,000  6.09%   Fixed-rate       No      3-15-2000
           --         4,000,000  5.96%   Fixed-rate       No      2-22-2000
        ---------     ---------  ----    ----------       ---     ---------
Total  $8,684,919    $  700,000   N/A       N/A           N/A        N/A
        =========     =========


Fixed rate borrowings amounting to $667,288 and $6,684,919 were outstanding at December 31, 2000 and 1999, respectively. All other borrowings are convertible into adjustable-rate advances, at the option of FHLB, with call dates ranging from March 17, 2001 to March 17, 2002. At December 31, 2000 and 1999, the above borrowings were secured by loans collateralized by residential real estate in the amount of $8,712,580 and $11,096,801, respectively. In addition, the above borrowings were also secured by FHLB stock carried on the Company's balance sheets at $434,300 at December 31, 2000 and 1999.


NOTE 11 - DEPOSITS

	The following details deposit accounts at December 31, 2000 and 1999:

                                                   December 31,
                                               ---------------------
                                               2000             1999
                                               ----             ----
Non-interest bearing deposits              $ 7,841,546       $ 7,998,076
Interest bearing deposits:
  Now accounts                               9,097,664         8,351,500
  Money market accounts                     12,951,589         9,917,395
  Savings                                    3,565,927         3,572,569
  Time, less than $100,000                  39,518,502        37,537,544
  Time, $100,000 and over                   23,344,898        24,565,436
                                            ----------        ----------
   Property and equipment, gross           $96,320,126       $91,942,520
                                            ==========        ==========

	At December 31, 2000, the scheduled maturities of all certificates of deposit were as follows:

                 Year Ended
                 December 31,              Amount
                 ------------              ------
                    2001                 $33,079,729
                    2002                  19,394,807
                    2003                   3,221,725
                    2004                   5,331,253
                    2005                   1,835,886
                                          ----------
                    Total                $62,863,400
                                          ==========


NOTE 12 - SHAREHOLDERS' EQUITY

	The Company currently has 10.0 million shares of common stock authorized, 1,471,884 shares of which were issued and outstanding at December 31, 2000. The holders of common stock have no preemptive rights with respects to the issuance of any shares by the Company. The Company is authorized to issue up to 1.0 million shares of preferred stock, $6.00 par value, issuable in series, the relative rights and preferences of which shall be designated by the Board of Directors. The preferred stock may have senior dividend and/or liquidation preferences superior to those of common stock. No preferred stock was issued and outstanding at December 31, 2000 and 1999.

	At December 31, 2000 and 1999, there were 151,568 stock warrants outstanding. During 2000 and 1999, zero and 500 warrants, respectively, were exercised at $5.50 per share. Also, the Company purchased and immediately cancelled 82,968 warrants during calendar year 1999.

	The Company adopted an incentive stock option plan covering 400,000 stock options. At December 31, 2000 and 1999, there were 170,000 and 180,500 stock options, respectively, outstanding. Please refer to Notes 1, 16 and 17 for additional details concerning stock options.


NOTE 13 - INTEREST ON DEPOSITS AND BORROWINGS

	A summary of interest expense for the years ended December 31, 2000 and 1999 follows:

                                                   December 31,
                                               ---------------------
                                               2000             1999
                                               ----             ----
  Interest on NOW accounts                  $  242,543       $  243,930
  Interest on money market accounts            340,861          289,435
  Interest on savings accounts                  63,915           70,610
  Interest on CDs under $100,000             2,291,526        1,946,689
  Interest on CDs, $100,000 and over         1,458,387        1,241,187
  Interest, other borrowings                   442,134           71,328
                                             ---------        ---------
   Total interest on deposits
    and borrowings                          $4,839,366       $3,863,179
                                             =========        =========


NOTE 14 - OTHER OPERATING EXPENSES

	A summary of other operating expenses for the years ended December 31, 2000 and 1999 follows:

                                                   December 31,
                                               ---------------------
                                               1999             1998
                                               ----             ----
  Advertising and public relations            $ 82,813        $ 69,141
  Supplies and printing                         79,272          94,065
  Utilities and telephone                       77,694          91,738
  Rental and lease expense                      66,806          54,937
  Taxes and licenses                            48,017          51,142
  Regulatory assessments                        61,172          52,621
  All other operating expenses                 248,570         265,037
                                               -------         -------
   Total other operating expenses             $664,344        $678,681
                                               =======         =======


NOTE 15 - INCOME TAXES

	As of December 31, 2000 and 1999, the Company's provision for income taxes consisted of the following:

                                                   December 31,
                                               ---------------------
                                               2000             1999
                                               ----             ----
  Current                                     $758,757       $765,180
  Deferred                                     (24,388)        37,408
  Change in valuation allowance                 29,899           --
  Loss carryforward, (benefit)                    --           (2,131)
                                               -------        -------
   Income tax expense                         $764,268       $800,457
                                               =======        =======

	The Company's provision for income taxes differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes. A reconciliation of federal statutory income taxes to the Company's actual income tax provision follows for the years ended December 31, 2000 and 1999.

                                               2000             1999
                                               ----             ----
  Income taxes at statutory rates             $807,308       $766,335
  State tax, net of Federal benefits            34,070        102,541
  Change in valuation allowance                 29,899        (41,684)
  Tax-exempt income                            (74,185)       (40,031)
  Other                                        (32,824)        13,296
                                               -------        -------
   Federal income tax expense                 $764,268       $800,457
                                               =======        =======

The tax effects of the temporary differences that comprise the net deferred tax liability at December 31, 2000 and the net tax assets at December 31, 1999 are presented below:

                                                2000             1999
                                                ----             ----
Deferred tax assets:
  Allowance for loan losses                   $ 398,239       $ 390,201
  Community Mortgage                             27,880          11,152
  Unrealized gain, securities                  (129,181)        118,547
  Deferred asset, depreciation                    1,365           1,743
  Valuation reserve                            (401,822)       (371,923)
                                               --------        --------
   Net deferred tax liability                 $(103,519)      $ 149,720
                                               ========        ========

	There was a net change in the valuation allowance during the calendar years 2000 and 1999. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projection for future taxable income over the periods which the temporary differences resulting in the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of those deductible differences, net of the existing valuation allowance at December 31, 2000.


NOTE 16 - BENEFIT PLANS

	The Company has a savings plan (the "Savings Plan") administered under the provisions of the Internal Revenue Code Section 401(k). During the calendar years 2000 and 1999, the Company made contributions totaling $44,810 and $36,000, respectively, to the Savings Plan.

	On November 18, 1993, the Bank's Board of Directors adopted a profit sharing plan ("Profit Plan") for the benefit of its employees. There were no transactions relating to this Profit Plan during either 2000 or 1999.

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

                                                    Stock Options
                                                --------------------
                                                2000            1999
                                                ----            ----
  Options granted in previous years            245,200        224,296
  Options granted this year                     19,000         20,904
  Options exercised in previous years          (39,500)       (19,600)
  Options exercised this year                  (16,500)       (19,900)
  Options forfeited in previous years           (5,200)        (3,200)
  Options forfeited this year                  (13,000)        (2,000)
  Options cancelled in previous years          (20,000)          --
  Options cancelled this year                     --          (20,000)
                                               -------        -------
   Balance, end of year                        170,000        180,500
                                               =======        =======
  Options available for grant                  154,000        160,000
                                               =======        =======

	The options entitle their holders to purchase one share of the Company's common stock for an amount between $5.50 to $17.00 each, at a weighted average price of $12.72.


NOTE 17 - RELATED PARTY TRANSACTIONS

	BORROWINGS AND DEPOSITS BY DIRECTORS AND EXECUTIVE OFFICERS. Certain directors, principal officers and companies with which they are affiliated are customers of and have banking transactions with the Bank in the ordinary course of business. As of December 31, 2000 and 1999, loans outstanding to directors, their related interests and executive officers aggregated
$1,420,841 and $815,874, respectively. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with unrelated parties. In the opinion of management, loans to related parties did not involve more than normal credit risk or present other unfavorable features.

	A summary of the related party loan transactions during the calendar years 2000 and 1999 follows:

                                              Insider Loan Transactions
                                              -------------------------
                                                2000            1999
                                                ----            ----
  Balance, beginning of year                 $  815,874      $ 1,013,866
  New loans                                   1,121,111          613,048
  Less:  principal reductions                  (516,144)        (811,040)
                                              ---------       ---------
   Balance, end of year                      $1,420,841      $  815,874
                                              =========       ========

	Deposits by directors and their related interests, as of December 31, 2000 and 1999 approximated $2,490,002 and $1,905,656, respectively.

	DIRECTORS/ORGANIZERS STOCK WARRANTS AND OPTIONS: Please refer to Notes 1, 12 and 16 for additional details concerning warrants to directors and organizers.

	INCENTIVE STOCK OPTION PLAN TO DIRECTORS AND KEY EMPLOYEES: Please refer to Notes 12 and 16 for additional details.


NOTE 18 - FAIR VALUE OF FINANCIAL INSTRUMENTS


The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS No. 107, "Disclosure about Fair Values of Financial Instruments", excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

	The following methods and assumptions were used by the Company in estimating fair values of financial instruments as disclosed herein:

CASH AND DUE FROM BANKS, INTEREST-BEARING DEPOSITS WITH BANKS AND
FEDERAL FUNDS SOLD. The carrying amounts of cash and due from banks, interest-bearing deposits with banks, and federal funds sold approximate their fair value.

AVAILABLE-FOR-SALE AND HELD-TO-MATURITY SECURITIES. Fair values for securities are based on quoted market prices. Fair value for FRB stock and FHLB stock approximate their carrying values based on their redemption provisions.

LOANS. The fair values of the Company's loans and lease financing have been estimated using two methods: (1) the carrying amounts of short-term and variable rate loans approximate fair values excluding certain credit card loans which are tied to an index floor; and (2) for all other loans, the discounting of projected future cash flows. When using the discounting method, loans are pooled in homogeneous groups with similar terms and conditions and discounted at a target rate at which similar loans would be made to borrowers at year end. In addition, when computing the estimated fair values for all loans, the allowance for loan losses is subtracted from the calculated fair values for consideration of credit issues.

ACCRUED INTEREST RECEIVABLE. The carrying amount of accrued interest receivable approximates the fair value.

DEPOSITS. The carrying amounts of demand deposits and savings deposits approximate their fair values. The methodologies used to estimate the fair values of all other deposits are similar to the two methods used to estimate the fair values of loans. Deposits are pooled in homogeneous groups and the future cash flows of these groups are discounted using current market rates offered for similar products at year end.

FHLB BORROWINGS. The fair value of FHLB borrowings are estimated by discounting future cash flows using current market rates for similar types of borrowing arrangements.

ACCRUED INTEREST PAYABLE. The carrying amount of accrued interest payable approximates the fair value.

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

	The following table presents the carrying amounts and fair values of the specified assets and liabilities held by the Company at December 31, 2000 and 1999. The information presented is based on pertinent information available to management as of December 31, 2000 and 1999. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time, and the current estimated fair value of these financial instruments may have changed since that point in time.

                                December 31,2000         December 31, 1999
                             -----------------------  -----------------------
                               Carrying   Estimated     Carrying    Estimated
                                Amount    Fair Value     Amount     Fair Value
                               --------   ----------    --------    ----------
Financial assets:
 Cash and due from banks     $ 3,121,848 $ 3,121,848  $ 3,244,467 $ 3,244,467
 Interest bearing deposits
  with other banks             2,789,223   2,789,223   11,224,789  11,224,789
 Federal funds sold            1,200,000   1,200,000    2,000,000   2,000,000
 Securities available-
   for-sale                   28,748,815  28,748,815   19,372,280  19,372,280
 Securities held-
   to-maturity                 3,623,682   3,672,801    1,806,490   1,788,107
 Loans                        74,576,196  75,042,665   72,935,601  72,664,979
 Accrued interest
   receivable                  1,184,554   1,184,554      839,115     839,115

Financial liabilities
 Deposits                    $96,320,126 $96,592,679  $91,942,520 $91,890,541
 FHLB borrowings               5,667,288   5,672,144    8,684,919   8,682,199
 Accrued interest
   payable                       823,459     823,459      707,358     707,358


NOTE 19 - SEGMENT REPORTING

	The Company's operations include two primary business segments, banking and mortgage activities. The Company, through the Bank, provides traditional banking services including a full range of commercial and consumer banking services. Through Community Mortgage, the Company provides mortgage services including the origination and sale of mortgage loans to various investors, including other financial institutions. The following provides additional information about the Company's business segments as of and for the year ended December 31, 2000.
                                           Community    Elimin-
                 Holding Co.      Bank     Mortgage     ations    Consolidated
                 -----------      ----     --------     ------    ------------
Revenues from
 non-affiliates  $     --     $ 10,537,100 $179,895 $      --     $ 10,716,995
Revenues from
 affiliates          632,317         --       --        (632,317)       --
Interest
 receivable          132,309    10,169,164    --        (132,309)   10,169,164
Interest expense       --        4,971,675    --           --        4,839,366
Depreciation and
 amortization          7,155       138,595    --           --          145,750
Income tax
 expense/(benefit)      (732)      765,000    --           --          764,268
Segment
 profit/(loss)        74,626     1,584,920  (49,380)       --        1,610,166
Expenditure for
 segment assets        --          166,114    --           --          166,114
Segment assets    14,338,607   117,288,384    9,428  (14,187,957)  117,448,462


NOTE 20 - CONCENTRATIONS OF CREDIT

	The Company originates primarily commercial, residential, and consumer loans to customers in Wilkes County, North Carolina, and surrounding counties. The ability of the majority of the Company's customers to honor their contractual loan obligations is dependent on economic conditions prevailing at the time in Wilkes County and the surrounding counties.

	Forty-one percent of the Company's loan portfolio is concentrated in loans secured by real estate, of which a substantial portion is secured by real estate in the Company's primary market area. Accordingly, the ultimate collectibility of the loan portfolio is susceptible to changes in market conditions in the Company's primary market area. The other significant concentrations of credit by type of loan are set forth under Note 6.

	The Company, as a matter of policy, does not generally extend credit to any single borrower or group of related borrowers in excess of 15% of the Bank's statutory capital, or approximately $1,850,000.


NOTE 21 - REGULATORY MATTERS

	The Company is governed by various regulatory agencies. Bank holding companies and their nonbanking subsidiaries are regulated by the FRB. National banks are primarily regulated by the OCC. All federally-insured banks are also regulated by the FDIC. The Company's banking subsidiary includes a national bank, which is insured by the FDIC.

	Various requirements and restrictions under federal and state laws regulate the operations of the Company. These laws, among other things, require the maintenance of reserves against deposits, impose certain restrictions on the nature and terms of the loans, restrict investments and other activities, and regulate mergers and the establishment of branches and related operations. The ability of the parent company to pay cash dividends to its shareholders and service debt may be dependent upon cash dividends from its subsidiary bank. The subsidiary bank is subject to limitations under federal law in the amount of dividends it may declare. At December 31, 2000, approximately $2,590,000 of the subsidiary bank's retained earnings was available for dividend declaration without prior regulatory approval.

	The banking industry is also affected by the monetary and fiscal policies of regulatory authorities, including the FRB. Through open market securities transactions, variations in the discount rate, the establishment of reserve requirements and the regulation of certain interest rates payable by member banks, the FRB exerts considerable influence over the cost and availability of funds obtained for lending and investing. Changes in interest rates, deposit levels and loan demand are influenced by the changing conditions in the national economy and in the money markets, as well as the effect of actions by monetary and fiscal authorities. Pursuant to the FRB's reserve requirements, the Bank was required to maintain certain cash reserve balances with the Federal Reserve System of approximately $343,000 and $326,000 at December 31, 2000 and 1999, respectively.

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

	Qualitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that the Company and the Bank, as of December 31, 2000, meet all capital adequacy requirements to which they are subject.

	As of December 31, 2000, the Bank was considered to be Well Capitalized. There are no conditions or events since December 31, 2000 that management believes have changed the Bank's Well Capitalized category. To be categorized as Adequately Capitalized or Well Capitalized, the Bank must maintain the following capital ratios:

                                      Adequately           Well
                                      Capitalized      Capitalized
                                      -----------      -----------
  Total risk-based capital ratio          8.0%            10.0%
  Tier 1 risk-based capital ratio         4.0%             6.0%
  Tier 1 leverage ratio                   4.0%             5.0%

The Company's and the Bank's actual capital amounts and ratios are presented in the following table:

                                              Minimum Regulatory Capital
                                                 Guidelines for Banks
                                             -----------------------------
                                              Adequately        Well
(Dollars in thousands)            Actual      Capitalized    Capitalized
                              -------------  -------------  -------------
                              AMOUNT  RATIO  AMOUNT  RATIO  AMOUNT  RATIO

As of December 31, 2000:
Total capital-risk-based
(to risk-weighted assets):
   Bank                      $12,145  14.7%  $6,584 >= 8%  $8,230 >= 10%
   Consolidated               15,041  18.2%   6,597 >= 8%    N/A  >= N/A

Tier 1 capital-risk-based
(to risk-weighted assets):
   Bank                      $11,117  13.5%  $3,292 >= 4%  $4,938 >= 6%
   Consolidated               14,010  17.0%   3,298 >= 4%    N/A  >= N/A

Tier 1 capital-leverage
(to average assets):
   Bank                      $11,117   9.8%  $4,553 >= 4%  $5,691 >= 5%
   Consolidated               14,010  12.3%   4,560 >= 4%    N/A  >= N/A

                                              Minimum Regulatory Capital
                                                 Guidelines for Banks
                                             -----------------------------
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
   Consolidated               11,892  11.2%   4,226 >= 4%    N/A  >= N/A


NOTE 22 - DIVIDENDS

	The primary source of funds available to the Company to pay shareholder dividends and other expenses is from the Bank. Bank regulatory authorities impose restrictions on the amounts of dividends that may be declared by the Bank. Further restrictions could result from a review by regulatory authorities of the Bank's capital adequacy. For the years ended December 31, 2000 and 1999, no dividends were paid to shareholders.


NOTE 23 - PARENT COMPANY FINANCIAL INFORMATION

	This information should be read in conjunction with the other notes to the consolidated financial statements.

                         Parent Company Balance Sheets
                         -----------------------------
                                                     December 31,
Assets                                              2000         1999
------                                              ----         ----
Cash                                            $ 2,781,404  $ 2,196,361
Investment in Community Mortgage                      5,298       54,678
Investment in Bank                               11,368,182    9,802,377
Property and equipment                              110,873      111,367
Other assets                                         72,851       43,632
                                                 ----------   ----------
   Total Assets                                 $14,338,608  $12,208,415
                                                 ==========   ==========

Liabilities and Shareholders' Equity:
------------------------------------
Accounts payable                                $    78,371  $    72,979
                                                 ----------   ----------
   Total Liabilities                            $    78,371  $    72,979
                                                 ----------   ----------

Common stock                                    $ 4,415,652  $ 4,402,152
Paid-in-capital                                   4,762,393    4,742,143
Retained earnings                                 4,831,429    3,221,263
Unrealized gain on securities                       250,763     (230,122)
                                                 ----------   ----------
   Total Shareholders' equity                   $14,260,237  $12,135,436
                                                 ----------   ----------
   Total Liabilities and Shareholders' equity   $14,338,608  $12,208,415
                                                 ==========   ==========



                     Parent Company Statements of Income
                     -----------------------------------

                                                     December 31,
Revenues                                            2000         1999
--------                                            ----         ----
  Interest income                               $   132,317  $    98,164
  Dividend income                                   500,000        --
  Rental income                                       --           --
  Other income                                        --             707
                                                 ----------   ----------
     Total revenues                             $   632,317  $    98,871
                                                 ----------   ----------

Expenses:
--------
  Depreciation and amortization                 $     7,155  $     7,170
  Professional fees                                  28,247      106,949
  Other expenses                                     23,022       43,132
                                                 ----------   ----------
     Total expenses                             $    58,424  $   157,251
                                                 ----------   ----------
(Loss) before taxes and equity in undistributed
  earnings of subsidiaries                      $   573,893  $   (58,380)
Tax (benefit)                                          (733)       --
                                                 ----------   ----------
(Loss) before equity in
 undistributed earnings of subsidiaries         $   574,626  $   (58,380)
Equity in undistributed
 earnings of subsidiaries                         1,035,540    1,511,849
                                                 ----------   ----------
  Net Income                                    $ 1,610,166  $ 1,453,469
                                                 ==========   ==========



                Parent Company Statements of Cash Flows


                                                     December 31,
Cashflows from operating activities:                2000        1999
-----------------------------------                 ----        ----
  Net income                                    $ 1,610,166  $ 1,453,469
  Adjustments to reconcile net income to
  net cash provided by operating activities:
    Equity in undistributed
     earnings of subsidiaries                    (1,035,540)  (1,511,849)
   Depreciation and amortization                      7,155        7,170
   (Increase) in receivables and other assets       (35,880)     (31,508)
   Increase in payables                               5,392       23,000
                                                 ----------   ----------
  Net cash used by operating activities         $   551,293  $   (59,718)
                                                 ----------   ----------

Cash flows from investing activities:
------------------------------------
  Sale of property and equipment                $     --     $ 1,771,766
                                                 ----------   ----------
  Net cash provided from financing activities   $     --     $ 1,771,766
                                                 ----------   ----------

Cash flows from financing activities:
  Cancellation of options/warrants              $     --     $(1,155,100)
  Purchase and cancellation of common stock        (144,000)       --
  Exercise of warrants/options                      177,750      188,750
                                                 ----------   ----------
Net cash used by financing activities           $    33,750  $  (966,350)
                                                 ----------   ----------

Net increase in cash and cash equivalents       $   585,043  $   745,698
Cash and cash equivalents,
 beginning of the year                            2,196,361    1,450,663
                                                 ----------   ----------
Cash and cash equivalents, end of year          $ 2,781,404  $ 2,196,361
                                                 ==========   ==========



ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
         FINANCIAL DISCLOSURE.
         --------------------

     There has been no occurrence requiring a response to this Item.



                                   PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
----------------------------------------------------------------------
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
         -------------------------------------------------

     The information relating to directors and executive officers of the Company contained in the Company's definitive proxy statement to be delivered to shareholders in connection with the 2001 Annual Meeting of Shareholders scheduled to be held on May 25, 2001 is incorporated herein by reference.


ITEM 10.  EXECUTIVE COMPENSATION.
--------------------------------

     The information relating to executive compensation contained in the Company's definitive proxy statement to be delivered to shareholders in connection with the 2001 Annual Meeting of Shareholders scheduled to be held on May 25, 2001 is incorporated herein by reference.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
------------------------------------------------------------------------

     The information relating to security ownership of certain beneficial owners and management contained in the Company's definitive proxy statement to be delivered to shareholders in connection with the 2001 Annual Meeting of Shareholders scheduled to be held on May 25, 2001 is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------

     The information relating to related party transactions contained in the registrant's definitive proxy statement to be delivered to shareholders in connection with the 2001 Annual Meeting of Shareholders scheduled to be held on May 25, 2001 is incorporated herein by reference.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.
------------------------------------------

     (a) EXHIBITS. The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from either (i) a Registration Statement on Form S-1 under the Securities Act of 1933 for the Company, Registration Number 33-36512 (referred to as "S-1"), (ii) the Annual Report on Form 10-K of the Company for the year ended December 31, 1991 (referred to as "1991 10-K"), (iii) the Annual Report on Form 10-KSB of the Company for the year ended December 31, 1993 (referred to as "1993 10-K"), (iv) the Quarterly Report on Form 10-KSB of the Company for the quarter ended September 30, 1995 (referred to as "10-Q"), (v) a Registration Statement on Form S-2 under the Securities Act of 1933 for the Company, Registration Number 33-99416 (referred to as "S-2"), (vi) the Annual Report on Form 10-KSB for the year ended December 31, 1996 (referred to as "1996 10-K"), or (vii) the Report on Form 8-K dated February 18, 1999 (referred to as "8-K"). The exhibit numbers correspond to the exhibit numbers in the referenced document.



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

     (b) Reports on Form 8-K. No reports on Form 8-K were required to be filed for the fourth quarter ended December 31, 2000.



                              SIGNATURES
                              ----------

     Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      COMMUNITY BANCSHARES, INC.



Dated: March 30, 2001                 By: /s/ Ronald S. Shoemaker
                                          -----------------------------------
                                          Ronald S. Shoemaker
                                          President and Chief Executive
                                          Officer (Chief Executive, Financial
                                          and Accounting Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

             Signature                                    Date
             ---------                                    ----

/s/ Larry Farthing                                     March 29, 2001
-------------------------------------
   LARRY FARTHING
   Class II Director

/s/ Jack R. Ferguson                                   March 29, 2001
-------------------------------------
   JACK R. FERGUSON
   Class II Director

/s/ Gilbert R. Miller                                  March 29, 2001
-------------------------------------
   GILBERT R. MILLER
   Class I Director

/s/ Randy D. Miller                                    March 29, 2001
-------------------------------------
   RANDY D. MILLER
   Class I Director

/s/ Dwight E. Pardue                                   March 29, 2001
-------------------------------------
   DWIGHT E. PARDUE
   Class III Director

/s/ Robert F. Ricketts, D.D.S.                         March 30, 2001
-------------------------------------
   ROBERT F. RICKETTS, D.D.S.
   Class II Director

/s/ Rebecca Ann Sebastian                              March 30, 2001
-------------------------------------
   REBECCA ANN SEBASTIAN
   Class I Director

/s/ R. Colin Shoemaker                                 March 30, 2001
-------------------------------------
   R. COLIN SHOEMAKER
   Class III Director

/s/ Ronald S. Shoemaker                                March 30, 2001
-------------------------------------
   RONALD S. SHOEMAKER
   President and Class III Director


                               EXHIBIT INDEX



Exhibit
Number                   Description of Exhibit
-------                  ----------------------

  21.1              Subsidiaries of the Registrant.

  23.1              Consent of Francis & Co.