Form 10QSB
period 2001-03-31
COMMUNITY BANCSHARES INC /NC/
filed 2001-05-15
CIK 867241

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                       ---------------------------
                              FORM 10-QSB

(Mark One)

 X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
---	EXCHANGE ACT OF 1934
	For the quarterly period ended March 31, 2001.

                              OR

  	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
---	SECURITIES EXCHANGE ACT OF 1934
	For the transition period from               to
                                     -------------    ------------

                  Commission File No. 0-22517

                    COMMUNITY BANCSHARES, INC.
    -----------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)


         North Carolina                        56-1693841
     ------------------------   ------------------------------------
     (State of Incorporation)   (I.R.S. Employer Identification No.)

       1301 Westwood Ln.-Westfield Village, Wilkesboro, NC  28697
     --------------------------------------------------------------
               (Address of Principal Executive Offices)

                               (336) 903-0600
     --------------------------------------------------------------
             (Issuer's Telephone Number, Including Area Code)

                                     N/A
     --------------------------------------------------------------
          (Former Name, Former Address and Former Fiscal Year,
                       if Changed Since Last Report)

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

	Common stock, $3.00 par value per share 1,463,394 shares issued and outstanding as of May 10, 2001.

	TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT:  (Check one):
                            Yes         No  x
                                ----       ----



                      PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                       COMMUNITY BANCSHARES, INC.
                       WILKESBORO, NORTH CAROLINA
                       CONSOLIDATED BALANCE SHEETS

                                 ASSETS

                                       March 31,      December 31,
                                         2001            2000
                                      (Unaudited)     (Unaudited)
                                     ------------    ------------
Cash and due from banks              $  3,611,444    $  3,121,848
Interest bearing deposits
 in other banks                         1,188,639       2,789,223
Federal funds sold                      3,800,000       1,200,000
                                      -----------     -----------
  Total cash and cash equivalents    $  8,600,083    $  7,111,071
Securities:
 Available-for-sale,
  at estimated market values           29,153,911      28,748,815
 Held-to-maturity (Estimated market
  values of $2,694,697 (03-31-01)
  and $3,672,801 (12-31-00)             2,653,398       3,623,682
Loans, net                             76,005,848      74,576,196
Property and equipment                  2,423,941       2,174,511
Other assets                            1,319,295       1,214,187
                                      -----------     -----------
  Total Assets                       $120,156,476    $117,448,462
                                      ===========     ===========

             LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

Deposits
 Non-interest bearing deposits       $  8,212,993    $  7,841,546
 Interest bearing deposits             89,786,786      88,478,580
                                      -----------     -----------
  Total deposits                     $ 97,999,779    $ 96,320,126
FHLB advances                           5,662,806       5,667,288
Other liabilities                       1,719,652       1,200,811
                                      -----------     -----------
  Total Liabilities                  $105,382,237    $103,188,225
                                      -----------     -----------

Commitments & Contingencies

Shareholders' Equity:

Common stock - $3.00 par value, 10
 million shares authorized; 1,463,394
 and 1,471,884 shares issued and
 outstanding at March 31, 2001 and
 December 31, 2000, respectively     $  4,390,182    $  4,415,652
Paid-in-capital                         4,685,333       4,762,393
Retained earnings                       5,234,095       4,831,429
Accumulated other
 comprehensive income                     464,629         250,763
                                      -----------     -----------
  Total Shareholders' Equity         $ 14,774,239    $ 14,260,237
                                      -----------     -----------
Total Liabilities
   and Shareholders' Equity          $120,156,476    $117,448,462
                                      ===========     ===========

       Refer to notes to the consolidated financial statements.



                  COMMUNITY BANCSHARES, INC.
                  WILKESBORO, NORTH CAROLINA
                CONSOLIDATED INCOME STATEMENTS
                           (UNAUDITED)

                                             For the quarter
                                             ended March 31,
                                        ------------------------
                                            2001         2000
                                            ----         ----
Interest and fees
 on loans and investments               $2,478,517    $2,516,445
Interest expense                         1,248,224     1,119,509
                                         ---------     ---------
Net interest income                     $1,230,293    $1,396,936

Provision for possible loan losses          40,000        40,000
                                         ---------     ---------

  Net interest income after
   provision for possible loan losses   $1,190,293    $1,356,936
                                         ---------     ---------

Other income:
 Service fees and other charges         $   87,254    $   90,086
 Gain (loss) on sale of securities          96,610       (26,159)
                                         ---------     ---------
  Total other income                    $  183,864    $   63,927
                                         ---------     ---------

Operating expenses:
 Salaries and benefits                  $  409,511    $  467,173
 Legal and professional                     37,643        26,873
 Depreciation                               35,858        36,338
 Amortization                                1,665         1,665
 Courier and postage                        30,177        36,731
 Rent and land lease expense                16,175        16,369
 Data processing                            62,435        49,357
 Other operating expenses                  181,327       171,501
                                         ---------     ---------
  Total operating expenses              $  774,791    $  806,007
                                         ---------     ---------

Net income before taxes                 $  599,366    $  614,856

Income taxes                               196,700       191,716
                                         ---------     ---------

Net income                              $  402,666    $  423,140
                                         =========     =========


Basic income per share                  $      .28    $      .29
                                         =========     =========

Diluted income per share                $      .26    $      .26
                                         =========     =========


      Refer to notes to the consolidated financial statements.



                        COMMUNITY BANCSHARES, INC.
                        WILKESBORO, NORTH CAROLINA
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                   Three Months Ended
                                                       March 31,
                                             ---------------------------
                                                  2001            2000
                                                  ----            ----
Cash flows from operating activities:        $   979,797     $   325,706
                                              ----------      ----------

Cash flows from Investing Activities:
  Purchase of fixed assets                      (285,288)       (100,149)
  (Increase) in loans                         (1,469,652)       (551,973)
  Securities:  Available-for-sale
   Sale of securities                          3,080,313       1,558,740
   Purchase of securities                     (4,100,046)     (2,497,113)
   Maturity and paydowns                         711,247         173,009
  Securities:  Held-to-maturity
   Purchase of securities                           - -       (4,911,663)
   Maturity and paydowns                       1,000,000          99,074
                                              ----------      ----------
Net cash (used in) investing activities      $(1,063,426)    $(6,230,075)
                                              ----------      ----------

Cash flows from Financing Activities:
  Increase in deposits                       $ 1,679,653     $ 3,977,685
  Reduction in borrowings                         (4,482)     (3,032,714)
  Purchase and retirement of common stock       (103,080)           - -
  Exercise of warrants/options                       550            - -
                                              ----------      ----------
Cash provided by financing activities          1,572,641         944,971
                                              ----------      ----------

Net increase (decrease)
 in cash and cash equivalents               $ 1,489,012     $(4,959,398)

Cash and cash equivalents,
 beginning of period                           7,111,071      16,469,256
                                              ----------      ----------
Cash and cash equivalents, end of period     $ 8,600,083     $11,509,858
                                              ==========      ==========


        Refer to notes to the consolidated financial statements.



                       COMMUNITY BANCSHARES, INC.
                       WILKESBORO, NORTH CAROLINA
  CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
        FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2000 AND 2001


                                                        Accumulated
                  Common Stock                             Other
                ------------------   Paid in   Retained Comprehensive
                Shares   Par Value   Capital   Earnings    Income    Total
                ------   ---------   -------   --------    ------    -----
Balance,
 Dec 31,
 1999       1,467,384 $ 4,402,152 $ 4,742,143 $3,221,262 $(230,122) $12,135,436
            ---------  ----------  ----------  ---------  --------   ----------

Comprehensive Income:
--------------------
Net income,
 three-month
 period ended
 Mar 31, 2000    - -         - -       - -       423,140      - -       423,140

Net unrealized
 (losses) on
 securities,
 three-month
 period ended
 Mar 31, 2000    - -         - -       - -         - -     (39,697)     (39,697)
            ---------  ----------  ----------  ---------  --------   ----------
Total comprehensive
 income          - -         - -       - -       423,140   (39,697)     383,443
            ---------  ----------  ----------  ---------  --------   ----------
Balance,
 Mar 31,
 2000       1,467,384 $ 4,402,152 $ 4,742,143 $3,644,402 $(269,819) $12,518,878
            =========  ==========  ==========  =========  ========   ==========


Balance,
 December 31,
 2000       1,471,884 $ 4,415,652 $ 4,762,393 $4,831,429 $ 250,763  $14,260,237
            ---------  ----------  ----------  ---------  --------   ----------

Exercise
 of 100
 warrants         100         300         250      - -        - -           550

Retirement
 of 8,590
 shares        (8,590)    (25,770)    (77,310)     - -        - -      (103,080)

Comprehensive Income:
---------------------
Net income,
 three-month
 period ended
 Mar 31,
 2001          - -         - -          - -      402,666     - -        402,666

Net unrealized
 gains on
 securities, three-
 month period
 ended Mar 31,
 2001          - -         - -          - -         - -    213,866      213,866
            ---------  ----------  ----------  ---------  --------   ----------
Total comprehensive
 income          - -         - -       - -       402,666   213,866      616,532
            ---------  ----------  ----------  ---------  --------   ----------
Balance,
 Mar 31,
 2001       1,463,394 $ 4,390,182 $ 4,685,333 $5,234,095 $ 464,629  $14,774,239
            =========  ==========  ==========  =========  ========   ==========


            Refer to notes to the consolidated financial statements.



                       COMMUNITY BANCSHARES, INC.
                       WILKESBORO, NORTH CAROLINA
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                            MARCH 31, 2001


NOTE 1 - BASIS OF PRESENTATION

	The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 2000.


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

	As of March 31, 2001 and December 31, 2000, there were 1,463,394 and 1,471,884 shares of common stock outstanding, respectively.

	The Company offered warrants to its organizers and to a group of initial subscribers. Each warrant, when surrendered with $5.50 to the Company, is convertible into one share of common stock. The warrants expire ten years from January 17, 1992. At March 31, 2001 and December 31, 2000, there were 151,468 and 151,568 warrants outstanding, respectively. The Company also has a stock option plan with 180,000 and 170,000 options outstanding at March 31, 2001 and December 31, 2000, respectively.


NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

	In June, 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for
Derivative Instruments and Hedging Activities." Statement No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. The Statement requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Statement No. 133, as amended, is effective for fiscal years beginning after June 15, 2000. The Company adopted Statement No. 133 as of September 30, 2000. The adoption of Statement No. 133 did not have a material impact on the financial position or results of operations of the Company.

	In September, 2000, FASB issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This new Statement replaces Statement No. 125, issued in June, 1996. Statement No. 140 resolves certain implementation and other issues that have arisen since the initial adoption of Statement No. 125, but it carries over most of Statement No. 125's provisions without change. Statement No. 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of Statement No. 140 will not have a significant impact on the financial position or results of operations of the Company.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
         RESULTS OF OPERATIONS.
         ----------------------

	Total assets increased by $2.8 million to $120.2 million during the three-month period ended March 31, 2001. For the three-month period ended March 31, 2001, cash and cash equivalents increased by $1.5 million to $8.6 million, securities decreased by $.6 million to $31.8 million, and loans increased by $1.5 million to $76.0 million, and all remaining assets increased by $.5 million. To fund the $2.8 million increase in assets, deposits grew by $1.7 million to $98.0 million, other liabilities increased by $.5 million to $1.7 million, and the capital accounts increased by $.6 million to $14.8 million.


LIQUIDITY AND SOURCES OF CAPITAL

	Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The March 31, 2001 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $8.6 million, representing 7.2% of total assets. Investment securities, which amounted to $31.8 million or 26.5% of total assets, provide a secondary source of liquidity because they can be converted into cash in a timely manner. The Bank is a member of the Federal Reserve System and maintains relationships with several correspondent banks and, thus, could obtain funds from these banks on short notice. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities, so that maturities of assets can provide adequate funds to meet customer withdrawals and loan demand. The Company knows of no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in its liquidity increasing or decreasing in any material way. The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital requirements by the Bank's primary regulator, the Office of the Comptroller of the Currency (the "OCC").

                                 Bank's          Minimum required
                             March 31, 2001        by the OCC
                             --------------      ----------------
     Leverage ratio                9.5%                4.0%
     Risk weighted ratio          14.6%                8.0%


RESULTS OF OPERATIONS

	Net income for the three-month period ended March 31, 2001 amounted to $402,666, or $.26 per diluted share. For the three-month period ended March 31, 2000, net income amounted to $423,140, or $.26 per diluted share. The following four items are significant for comparing the March 31, 2001 results to those of March 31, 2000.

a. Net interest income, which represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities, decreased from $1,396,936 for the three-month period ended March 31, 2000 to $1,230,293 for the same period one year later, representing a decrease of $166,643, or 13.5%. Despite an increase in average earning assets, from $107.0 million at March 31, 2000 to $112.6 million at March 31, 2001, the Company experienced a decrease in net interest income. This decrease occurred primarily as a result of the Federal Reserve Board's monetary policy actions, reducing interest rates in order to stimulate the economy.

b. The net interest yield, defined as net interest income divided by average interest earning assets, decreased from 5.22% for the three-month period ended March 31, 2000 to 4.37% for the three-month period ended March 31, 2001. The yield on earning assets declined by 60 basis points, from 9.41% for the three-month period ended March 31, 2000 to 8.81% for the three-month period ended March 31, 2001. The cost of funds increased by 41 basis points, from 4.84% for the three-month period ended March 31, 2000 to 5.27% for the three-month period ended March 31, 2001. The yield on earning assets declined primarily due to the Federal Reserve Board's actions reducing short term rates as well as due to lower loan fees from the Company's mortgage subsidiary, Community Mortgage Corporation. The cost of funds increased during the three-month period ended March 31, 2001 as a result of the Bank matching rates offered by other local financial institutions.

	Below is pertinent information concerning the yield on earning assets and the cost of funds for the three-month period ended March 31, 2001.

                                 (Dollars in '000s)

                          Avg. Assets/      Interest         Yield/
          Description     Liabilities    Income/Expense       Cost
          -----------     -----------    --------------      ------
          Due from FHLB    $    1,504       $     19         5.05%
          Federal funds         1,064             13         4.89%
          Securities           32,233            526         6.54%
          Loans                77,752          1,920         9.88%
                            ---------        -------         ----
            Total          $  112,553       $  2,478         8.81%
                            =========        -------         ----
          Transactional
           accounts        $   21,667       $    164         3.03%
          Savings               3,655             16         1.75%
          CD's                 63,623            979         6.16%
          Other borrowings      5,719             89         6.23%
                            ---------        -------         ----
            Total          $   94,664       $  1,248         5.27%
                            =========        -------         ----

          Net interest income               $  1,230
                                             =======
          Net yield on earning assets                        4.37%
                                                             ====

c. Total non-interest income increased from $63,927 for the three-month period ended March 31, 2000 to $183,864 for the three-month period ended March 31, 2001, which was primarily caused by a $122,769 net increase in gains on the sale of securities during the three-month period ended March 31, 2001 when compared to the three-month period ended March 31, 2000.

d. For the three-month period ended March 31, 2001, operating expenses amounted to $774,791, representing an annualized 2.60% of average assets. By comparison, for the three-month period ended March 31, 2000, operating expenses amounted to $806,007, representing an annualized 2.82% of average assets. The reduction in operating expense as a percent of average assets during the three-month period ended March 31, 2001 is attributed mainly to reductions in expenses at the mortgage subsidiary, Community Mortgage Corporation.

During the three-month period ended March 31, 2001, the allowance for loan losses decreased by approximately $19,000 to $1,233,797. The allowance for loan losses as a percentage of gross loans decreased from 1.65% at December 31, 2000 to 1.60% at March 31, 2001. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

The Company is not aware of any current recommendation by the regulatory authorities which, if it was to be implemented, would have a material effect on the Company's liquidity, capital resources, or results of operations.



                          PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

         (a)  Exhibits.  No exhibits are filed with this report.

         (b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended March 31, 2001.



                           SIGNATURES


	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             COMMUNITY BANCSHARES, INC.
                             ----------------------------------------
                             (Registrant)


Date: May 10, 2001       By:  /s/ Ronald S. Shoemaker
      ----------------       ----------------------------------------
                             Ronald S. Shoemaker
                             President and Chief Executive Officer
                             (Principal Executive, Financial and
                              Accounting Officer)