Form 10QSB
period 2001-06-30
COMMUNITY BANCSHARES INC /NC/
filed 2001-08-13
CIK 867241

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
                    ---------------------------
                           FORM 10-QSB

(Mark One)

 X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
---	EXCHANGE ACT OF 1934
	For the quarterly period ended June 30, 2001.

                              OR

  	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
---	SECURITIES EXCHANGE ACT OF 1934
	For the transition period from               to
                                     -------------    ------------------

                  Commission File No. 0-22517

                   COMMUNITY BANCSHARES, INC.
   -----------------------------------------------------------------
   (Exact name of small business issuer as specified in its charter)


          North Carolina                        56-1693841
     ------------------------   ------------------------------------
     (State of Incorporation)   (I.R.S. Employer Identification No.)

       1301 Westwood Ln.-Westfield Village, Wilkesboro, NC  28697
       ----------------------------------------------------------
               (Address of Principal Executive Offices)

                             (336) 903-0600
             ------------------------------------------------
             (Issuer's Telephone Number, Including Area Code)

                                   N/A
             ----------------------------------------------------
             (Former Name, Former Address and Former Fiscal Year,
                      if Changed Since Last Report)

	Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                    Yes  X            No
                        ----             ----

	APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

	Common stock, $3.00 par value per share 1,478,994 shares issued and outstanding as of August 6, 2001.

	Transitional small business disclosure format (check one):
                    Yes               No  X
                        ----             ----



PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                    COMMUNITY BANCSHARES, INC.
                    WILKESBORO, NORTH CAROLINA
               CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                 ASSETS
                                 ------
                                        June 30,       December 31,
                                         2001             2000
                                      -----------     -----------

Cash and due from banks              $  3,795,404    $  3,121,848
Interest bearing deposits
 in other banks                              - -        2,789,223
Federal funds sold                      1,845,000       1,200,000
                                      -----------     -----------
  Total cash and cash equivalents    $  5,640,404    $  7,111,071
Securities:
 Available-for-sale,
  at estimated market values           31,472,479      28,748,815
 Held-to-maturity (Estimated market
  values of $2,723,689 (06-30-01)
  and $3,672,801 (12-31-00)             2,667,252       3,623,682
Loans, net                             78,995,698      74,576,196
Property and equipment                  2,459,568       2,174,511
Other assets                            1,072,986       1,214,187
                                      -----------     -----------
  Total Assets                       $122,308,387    $117,448,462
                                      ===========     ===========

              LIABILITIES AND SHAREHOLDERS' EQUITY
              ------------------------------------
Liabilities:
-----------
Deposits
 Non-interest bearing deposits       $  8,372,142    $  7,841,546
 Interest bearing deposits             92,149,162      88,478,580
                                      -----------     -----------
  Total deposits                     $100,521,304    $ 96,320,126
FHLB advances                           5,658,520       5,667,288
Other liabilities                       1,033,227       1,200,811
                                      -----------     -----------
  Total Liabilities                  $107,213,051    $103,188,225
                                      -----------     -----------

Commitments & Contingencies

Shareholders' Equity:
--------------------
Common stock - $3.00 par value, 10
 million shares authorized; 1,478,994
 and 1,471,884 shares issued and
 outstanding at June 30, 2001 and
 December 31, 2000, respectively     $  4,436,982    $  4,415,652
Paid-in-capital                         4,791,133       4,762,393
Retained earnings                       5,443,156       4,831,429
Accumulated other
 comprehensive income                     424,065         250,763
                                      -----------     -----------
  Total Shareholders' Equity         $ 15,095,336    $ 14,260,237
                                      -----------     -----------
  Total Liabilities
   and Shareholders' Equity          $122,308,387    $117,448,462
                                      ===========     ===========

	Refer to notes to the consolidated financial statements.



                     COMMUNITY BANCSHARES, INC.
                     WILKESBORO, NORTH CAROLINA
                         INCOME STATEMENTS
                            (UNAUDITED)

                                          For the Six Months
                                             Ended June 30,
                                       -------------------------
                                          2001           2000
                                          ----           ----
Interest and fees
 on loans and investments              $4,811,910     $5,077,820
Interest expense                        2,488,860      2,356,514
                                        ---------      ---------
Net interest income                    $2,323,050     $2,721,306
Provision for possible loan losses         60,000         65,000
                                        ---------      ---------
Net interest income (loss) after
 provision for possible loan losses    $2,263,050     $2,656,306
                                        ---------      ---------
Other income:
 Service fees and other charges        $  170,303     $  184,782
 Gain/(loss) on sale of securities        188,020        (26,159)
                                        ---------      ---------
  Total Other Income                   $  358,323     $  158,623
                                        ---------      ---------
Operating expenses:
  Salaries and benefits                $  891,219     $  937,687
  Legal and professional                   71,931         54,049
  Depreciation                             75,620         74,310
  Amortization                              3,331          3,331
  Courier and postage                      60,607         64,066
  Rent and land lease                      32,000         33,733
  Data processing                         125,993         94,525
  Regulatory assessments                   30,759         30,403
  Other operating expenses                356,591        364,921
                                        ---------      ---------
   Total operating expenses            $1,648,051     $1,657,025
                                        ---------      ---------
Income before taxes                    $  973,322     $1,157,904
Income tax                                325,000        367,349
                                        ---------      ---------
Net Income                             $  648,322     $  790,555
                                        =========      =========

Basic income per share                 $      .44     $      .53
                                        =========      =========

Diluted income per share               $      .41     $      .49
                                        =========      =========


	Refer to notes to the consolidated financial statements.



                     COMMUNITY BANCSHARES, INC.
                     WILKESBORO, NORTH CAROLINA
                         INCOME STATEMENTS
                            (UNAUDITED)

                                           For the Six Months
                                             Ended June 30,
                                       -------------------------
                                          2001           2000
                                          ----           ----
Interest and fees
 on loans and investments              $2,333,393     $2,561,375
Interest expense                        1,240,636      1,237,005
                                        ---------      ---------
Net interest income                    $1,092,757     $1,324,370
Provision for possible loan losses         20,000         25,000
                                        ---------      ---------
Net interest income after
 provision for possible loan losses    $1,072,757     $1,299,370
                                        ---------      ---------
Other income:
 Service fees and other charges        $   83,049     $   94,696
 Gain (loss) on sale of securities         91,410           - -
                                        ---------      ---------
  Total other income                   $  174,459     $   94,696
                                        ---------      ---------
Operating expenses:
  Salaries and benefits                $  481,708     $  470,514
  Legal and professional                   34,288         27,176
  Depreciation                             39,762         37,972
  Amortization                              1,666          1,666
  Courier and postage                      30,430         27,335
  Rent and land lease                      15,825         17,364
  Data processing                          63,558         45,168
  Regulatory assessments                   15,386         17,612
  Other operating expenses                190,637        206,211
                                        ---------      ---------
   Total operating expenses            $  873,260     $  851,018
                                        ---------      ---------
Net Income before taxes                $  373,956     $  543,048
Income taxes                              128,300        175,633
                                        ---------      ---------
Net Income                             $  245,656     $  367,415
                                        =========      =========

Basic income per share                 $      .17     $      .25
                                        =========      =========
Diluted income per share               $      .16     $      .23
                                        =========      =========


	Refer to notes to the consolidated financial statements.



                     COMMUNITY BANCSHARES, INC.
                     WILKESBORO, NORTH CAROLINA
                      STATEMENTS OF CASH FLOWS
                           (UNAUDITED)

                                                 For the Six Months
                                                   Ended June 30,
                                             -------------------------
                                                 2001          2000
                                                 ----          ----

Cash flows from operating activities:       $    719,505   $   569,903
                                             -----------    ----------
Cash flows from investing activities
  Purchase of equipment                         (360,677)     (104,500)
  (Increase) in loans, net                    (4,479,502)   (1,844,220)
  Securities, available-for-sale
   Sale of securities                          8,781,310     1,558,740
   Purchase of securities                    (13,065,402)   (2,497,113)
   Maturities and pay-downs                    1,713,237       365,924
  Securities, held-to-maturity
   Purchase of securities                           - -     (9,089,568)
   Maturities and pay-downs                    1,014,979        99,074
                                             -----------    ----------
Net cash used in investing activities       $ (6,396,055) $(11,511,663)
                                             -----------    ----------

Cash flows from financing activities
  Increase in deposits                      $  4,201,176  $  3,892,224
  Reduction in borrowings, net                    (8,768)   (3,009,342)
  Purchase/cancellation of common stock         (112,680)         - -
  Payment of dividends                           (36,595)         - -
  Proceeds from exercise
   of warrants/options                           162,750       162,750
                                             -----------    ----------
Net cash provided by financing activities   $  4,205,883  $  1,045,632
                                             -----------    ----------

Net (decrease) in cash and cash equivalents $ (1,470,667) $ (9,896,128) Cash and cash equivalents
 at beginning of period                        7,111,071    16,469,256
                                             -----------    ----------
Cash and cash equivalents at end of period  $  5,640,404  $  6,573,128
                                             ===========    ==========


	Refer to notes to the consolidated financial statements.



                        COMMUNITY BANCSHARES, INC.
                        WILKESBORO, NORTH CAROLINA
   CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
             FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2000 AND 2001


                                                        Accumulated
                  Common Stock                             Other
                ------------------   Paid in   Retained Comprehensive
                Shares   Par Value   Capital   Earnings    Income    Total
                ------   ---------   -------   --------    ------    -----
Balance,
 Dec 31,
 1999       1,467,384 $ 4,402,152 $ 4,742,143 $3,221,262 $(230,122) $12,135,436
            ---------  ----------  ----------  ---------  --------   ----------

Comprehensive Income:
--------------------
Net income,
 six-month
 period ended
 June 30, 2000   - -         - -       - -       790,555      - -       790,555

Net unrealized
 (losses) on
 securities,
 six-month
 period ended
 June 30, 2000   - -         - -       - -         - -     (32,678)     (32,678)
            ---------  ----------  ----------  ---------  --------   ----------
Total comprehensive
 income          - -         - -       - -       790,555   (32,678)     757,877

Exercise of
 Warrants/
 Options       15,500      46,500     116,250      - -       - -        162,750
            ---------  ----------  ----------  ---------  --------   ----------
Balance,
 June 30,
 2000       1,482,884 $ 4,448,652 $ 4,858,393 $4,011,817 $(262,800) $13,056,063
            =========  ==========  ==========  =========  ========   ==========


Balance,
 December 31,
 2000       1,471,884 $ 4,415,652 $ 4,762,393 $4,831,429 $ 250,763  $14,260,237
            ---------  ----------  ----------  ---------  --------   ----------

Comprehensive Income:
---------------------
Net income,
 six-month
 period ended
 June 30,
 2001          - -         - -          - -      648,322     - -        648,322

Net unrealized
 gains on
 securities, six-
 month period
 ended June 30,
 2001          - -         - -          - -         - -    173,302      173,302
            ---------  ----------  ----------  ---------  --------   ----------
Total comprehensive
 income        - -         - -          - -      648,322   173,302      821,624

Exercise
 of 500
 warrants         500       1,500       1,250      - -        - -         2,750

Exercise
 of 16,000
 option        16,000      48,000     112,000      - -        - -       160,000

Retirement
 of 9,390
 shares        (9,390)    (28,170)    (84,510)     - -        - -      (112,680)

Distribution
 Of dividends    - -        - -         - -      (36,595)     - -       (36,595)
            ---------  ----------  ----------  ---------  --------   ----------
Balance,
 June 30,
 2001       1,478,994 $ 4,436,982 $ 4,791,133 $5,443,156 $ 424,065  $15,095,336
            =========  ==========  ==========  =========  ========   ==========

            Refer to notes to the consolidated financial statements.



                             COMMUNITY BANCSHARES, INC.
                             WILKESBORO, NORTH CAROLINA
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                    JUNE 30, 2001



NOTE 1 - BASIS OF PRESENTATION

	The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 2000.


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

	As of June 30, 2001 and December 31, 2000, there were 1,478,994 and 1,471,884 shares of common stock outstanding, respectively.

	The Company offered warrants to its organizers and to a group of initial subscribers. Each warrant, when surrendered with $5.50 to the Company, is convertible into one share of common stock. The warrants expire ten years from January 17, 1992. At June 30, 2001 and December 31, 2000, there were 151,068 and 151,568 warrants outstanding, respectively. The Company also has a stock option plan with 164,000 and 170,000 options outstanding at June 30, 2001 and December 31, 2000, respectively.


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


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
RESULTS OF OPERATIONS.
---------------------

	Total assets increased by $4.9 million to $122.3 million during the six-month period ended June 30, 2001. For the six-month period ended June 30, 2001, cash and cash equivalents decreased by $1.5 million to $5.6 million, securities increased by $1.8 million to $34.1 million, loans increased by $4.4 million to $79.0 million, and all remaining assets increased by $.1 million to $3.5 million. To fund the $4.9 million increase in assets, deposits grew by $4.2 million to $100.5 million, other liabilities decreased by $.1 million to $1.0 million, and the capital accounts increased by $.8 million to $15.1 million.


Liquidity and Sources of Capital
--------------------------------

	Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The June 30, 2001 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $5.6 million, representing 4.6% of total assets. Investment securities, which amounted to $34.1 million or 27.9% of total assets, provide a secondary source of liquidity because they can be converted into cash in a timely manner. The Bank is a member of the Federal Reserve System and maintains relationships with several correspondent banks and, thus, could obtain funds from these banks on short notice. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities, so that maturities of assets can provide adequate funds to meet customer withdrawals and loan demand. The Company knows of no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in its liquidity increasing or decreasing in any material way. The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital requirements by the Bank's primary regulator, the Office of the Comptroller of the Currency (the "OCC").

                            Bank's          Minimum required
                        June 30, 2001         by the OCC
                        -------------       ----------------
Leverage ratio                9.3%                4.0%
Risk weighted ratio          13.9%                8.0%


Results of Operations
---------------------

For the three-month periods ended June 30, 2001 and 2000, net income amounted to $245,656 and $367,415, respectively. On a per share basis, basic and diluted income for the three-month period ended June 30, 2001 amounted to $.17 and $.16, respectively. For the three-month period ended June 30, 2000, basic and diluted income per share amounted to $.25 and $.23, respectively. Below is a brief comparison of selected items for the three-month period ended June 30, 2001 as compared to the three-month period ended June 30, 2000 which contributed to the decrease in income per share for the three-month period ended June 30, 2001.

  (i)	  Net interest income decreased by approximately $232,000, due to lower yields on earning assets.

 (ii)	  Non-interest income increased by approximately $80,000.  The entire increase resulted from gains on sales of securities.

 (iii) Operating expenses were approximately $22,000 higher during the three-month period ended June 30, 2001 when compared to 2000. However, management does not consider this increase to be significant.

Net income for the six-month period ended June 30, 2001 amounted to $648,322, or $.44 per diluted share. For the six-month period ended June 30, 2000, net income amounted to $790,555, or $.49 per diluted share. The following four items, which contributed to the decrease in income per share, are of significance when one compares the June 30, 2001 results to those of June 30, 2000.

a.	Net interest income, which represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities, decreased from $2,721,306 for the six-month period ended June 30, 2000 to $2,323,050 for the same period in 2001, representing a decrease of $398,256, or 14.6%. This decrease occurred despite a $5.3 million increase in average earning assets, from $109.1 million for the six-month period ended June 30, 2000 to $114.4 million for the six-month period ended June 30, 2001. As described below, this decrease is largely due to a lower interest yield during the six-month period ended June 30, 2001 as compared to 2000.

b.	The net interest yield, defined as net interest income divided by average interest earning assets, declined from 4.99% for the six-month period ended June 30, 2000 to 4.06% for the six-month period ended June 30, 2001. The reasons for the decline in net interest yield are two-fold:

	(i) The yield on earning assets declined by 90 basis points, from 9.31% for the six-month period ended June 30, 2000 to 8.41% for the six-month period ended June 30, 2001; and,

	(ii) The cost of funds increased by 9 basis points, from 5.09% for the six-month period ended June 30, 2000 to 5.18% for the six-month period ended June 30, 2001.

	Below is pertinent information concerning the yield on earning assets and the cost of funds for the six-month period ended June 30, 2001.


                                           (in 000's)
                         Avg. Assets/       Interest           Yield/
        Description      Liabilities     Income/Expense        Cost
        -----------      ------------    --------------        -----
        Due from FHLB     $   2,197         $     39           3.55%
        Federal funds         1,437               29           4.04%
        Securities           32,744            1,052           6.43%
        Loans                77,993            3,692           9.47%
                           --------          -------           ----
          Total           $ 114,371         $  4,812           8.41%
                           ========          -------           ----

        Transactional
         accounts         $  23,433         $    347           2.96%
        Savings               3,616               28           1.55%
        CD's                 63,410            1,937           6.11%
        Other borrowings      5,697              177           6.21%
                           --------          -------           ----
          Total           $  96,156         $  2,489           5.18%
                           ========          -------           ----

        Net interest income                 $  2,323
                                             =======
        Net yield on earning assets                            4.06%
                                                               ====

c.	Total non-interest income increased from $158,623 for the six-month period ended June 30, 2000 to $358,323 for the six-month period ended June 30, 2001. The entire increase in non-interest income is due to gains on sales of securities. Core non-interest income evidenced a slight decline, from $184,782 during the six-month period ended June 30, 2000 to $170,303 during the six-month period ended June 30, 2001.

d.	For the six-month period ended June 30, 2000, operating expenses amounted to $1,657,025 representing an annualized 3.02% of average assets. By comparison, for the six-month period ended June 30, 2001, operating expenses amounted to $1,648,051, representing an annualized 2.76% of average assets. The decrease in operating expenses during the six-month period ended June 30, 2001 when compared with the six-month period ended June 30, 2000 is primarily due to lower personnel expense and to the attainment of higher operational efficiencies.

During the six-month period ended June 30, 2001, the allowance for loan losses grew by $9,472 to $1,262,269. The allowance for loan losses as a percentage of gross loans decreased from 1.65% at December 31, 2000 to 1.57% at June 30, 2001. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

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



                     PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

	The 2001 Annual Meeting of Shareholders of the Company was held on May 25, 2001. At the meeting the following persons were elected as Class I directors to serve for a term of three years and until their successors are selected and qualified: Gilbert R. Miller, Randy D. Miller and Rebecca Ann Sebastian. In addition, Larry Farthing was elected as a Class II director, to serve for a term of one year and until his successor is elected and qualified.

	The number of votes cast for and against the election of each nominee for director was as follows:
                                      Votes       Votes
                                       FOR       WITHHELD
                                    ---------    --------
     Gilbert R. Miller              1,005,004     13,000
     Randy D. Miller                1,005,004     13,000
     Rebecca Ann Sebastian          1,117,004      1,000
     Larry Farthing                 1,117,004      1,000

	The following persons did not stand for reelection to the Board at the 2001 Annual Meeting of Shareholders as their term of office continued after the Annual Meeting: Jack Ray Ferguson, Ronald S. Shoemaker, Robert F. Ricketts, DDS, Dwight E. Pardue and R. Colin Shoemaker.


Item 5.  Other Information
--------------------------

	On May 25, 2001, the name of the Company's subsidiary Bank was changed from Wilkes National Bank to Northwestern National Bank.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

	(a)	Exhibits.  No exhibits are filed with this report.

      (b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended June 30, 2001.



                                SIGNATURES


	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              COMMUNITY BANCSHARES, INC.
                              -------------------------------------------
                              (Registrant)


Date: August 13, 2001     BY:  /s/ Ronald S. Shoemaker
      ---------------          -------------------------------------------
                               Ronald S. Shoemaker
                               President and Chief Executive Officer
                               (Principal Executive, Financial and
                                Accounting Officer)