Form 10QSB
period 2001-09-30
COMMUNITY BANCSHARES INC /NC/
filed 2001-11-06
CIK 867241

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           ---------------------------
                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 2001.

                                       OR

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from               to
                                        -------------    ------------

                           Commission File No. 0-22517


                           COMMUNITY BANCSHARES, INC.
        ----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


    North Carolina                                      56-1693841
-------------------------                   ----------------------------------
(State of Incorporation)                   (I.R.S. Employer Identification No.)


            1301 Westwood Ln.-Westfield Village, Wilkesboro, NC 28697
        ---------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (336) 903-0600
       -----------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                                       N/A
        ---------------------------------------------------------------
   (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report)

         Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                    Yes  [X]            No  [ ]

         APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

         Common stock, $3.00 par value per share 1,476,694 shares issued and outstanding as of October 30, 2001.

         Transitional small business disclosure format (check one):

                    Yes  [ ]            No  [X]

                                 (Page 1 of 16)

PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements


                           COMMUNITY BANCSHARES, INC.
                           WILKESBORO, NORTH CAROLINA
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                     ASSETS


                                               September 30,          December 31,
                                               -------------          ------------
                                                    2001                   2000
                                                ------------          ------------
Cash and due from banks                         $  3,771,012          $  3,121,848
Interest bearing deposits
 in other banks                                           --             2,789,223
Federal funds sold                                 1,900,000             1,200,000
                                                ------------          ------------
  Total cash and cash equivalents               $  5,671,012          $  7,111,071
Securities:
 Available-for-sale,
  at estimated market values                      32,710,101            28,748,815
 Held-to-maturity (Estimated market
  values of $3,077,537 (09-30-01)
  and $3,672,801 (12-31-00)                        3,002,379             3,623,682
Loans, net                                        80,111,612            74,576,196
Property and equipment                             2,908,422             2,174,511
Other assets                                         883,719             1,214,187
                                                ------------          ------------
  Total Assets                                  $125,287,245          $117,448,462
                                                ============          ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Deposits
 Non-interest bearing deposits                  $  8,271,614          $  7,841,546
 Interest bearing deposits                        94,720,354            88,478,580
                                                ------------          ------------
  Total deposits                                $102,991,968          $ 96,320,126
FHLB advances                                      5,654,148             5,667,288
Other liabilities                                  1,120,708             1,200,811
                                                ------------          ------------
  Total Liabilities                             $109,766,824          $103,188,225
                                                ------------          ------------

Commitments & Contingencies

Shareholders' Equity:
Common stock - $3.00 par value, 10
 million shares authorized; 1,476,694
 and 1,471,884 shares issued and
 outstanding at September 30, 2001
 and December 31, 2000, respectively            $  4,430,082          $  4,415,652
Paid-in-capital                                    4,752,883             4,762,393
Retained earnings                                  5,681,507             4,831,429
Accumulated other
 comprehensive income                                655,949               250,763
                                                ------------          ------------
  Total Shareholders' Equity                    $ 15,520,421          $ 14,260,237
                                                ------------          ------------
  Total Liabilities
   and Shareholders' Equity                     $125,287,245          $117,448,462
                                                ============          ============


            Refer to notes to the consolidated financial statements.

                           COMMUNITY BANCSHARES, INC.
                           WILKESBORO, NORTH CAROLINA
                         CONSOLIDATED INCOME STATEMENTS
                                   (UNAUDITED)


                                          For the nine months
                                          ended September 30,
                                        ------------------------
                                          2001            2000
                                        ----------    ----------
Interest income                         $7,032,413    $7,691,240
Interest expense                         3,610,316     3,589,271
                                        ----------    ----------
Net interest income                     $3,422,097    $4,101,969

Provision for loan losses                  125,000       105,000
                                        ----------    ----------

Net interest income after
 provision for loan losses              $3,297,097    $3,996,969
                                        ----------    ----------

Other income:
 Service fees and other charges         $  252,683    $  279,076
 Gain/(loss) on sale of securities         283,094       (36,039)
                                        ----------    ----------
  Total other income                    $  535,777    $  243,037
                                        ----------    ----------

Operating expenses:
  Salaries and benefits                 $1,400,800    $1,427,004
  Legal and professional                   101,275       112,951
  Depreciation                             112,946       116,931
  Amortization                               4,996         4,996
  Courier and postage                       87,429        91,526
  Rent and land lease expense               56,158        49,106
  Data processing                          183,448       147,700
  Regulatory assessments                    46,435        45,825
  Other operating expenses                 540,797       498,949
                                        ----------    ----------
Total Expenses                          $2,534,284    $2,494,988
                                        ----------    ----------

Income before taxes                     $1,298,590    $1,745,018

Income tax                                 375,000       534,349
                                        ----------    ----------

Net income                              $  923,590    $1,210,669
                                        ==========    ==========


Basic income per share                  $      .63    $      .82
                                        ==========    ==========

Diluted income per share                $      .58    $      .74
                                        ==========    ==========


            Refer to notes to the consolidated financial statements.

                           COMMUNITY BANCSHARES, INC.
                           WILKESBORO, NORTH CAROLINA
                         CONSOLIDATED INCOME STATEMENTS
                                   (UNAUDITED)


                                          For the three months
                                          ended September 30,
                                        ------------------------
                                          2001            2000
                                        ----------    ----------

Interest income                         $2,220,503    $2,613,420
Interest expense                         1,121,456     1,232,757
                                        ----------    ----------
Net interest income                     $1,099,047    $1,380,663

Provision for loan losses                   65,000        40,000
                                        ----------    ----------

Net interest income after
 provision for loan losses              $1,034,047    $1,340,663
                                        ----------    ----------

Other income:
 Service fees and other charges         $   82,380    $   94,294
 Gain/(loss) on sale of securities          95,074        (9,880)
                                        ----------    ----------
  Total other income                    $  177,454    $   84,414
                                        ----------    ----------

Operating expenses:
  Salaries and benefits                 $  509,581    $  489,317
  Legal and professional                    29,344        58,902
  Depreciation                              37,326        42,621
  Amortization                               1,665         1,665
  Courier and postage                       26,822        27,460
  Rent and land lease expense               24,158        15,373
  Data processing                           57,455        53,175
  Regulatory assessments                    15,676        15,422
  Other operating expenses                 184,206       134,028
                                        ----------    ----------
Total Expenses                          $  886,233    $  837,963
                                        ----------    ----------

Income before taxes                     $  325,268    $  587,114

Income tax                                  50,000       167,000
                                        ----------    ----------

Net income                              $  275,268    $  420,114
                                        ==========    ==========


Basic income per share                  $      .19    $      .28
                                        ==========    ==========

Diluted income per share                $      .17    $      .26
                                        ==========    ==========


            Refer to notes to the consolidated financial statements.

                           COMMUNITY BANCSHARES, INC.
                           WILKESBORO, NORTH CAROLINA
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                Nine months ended
                                                  September 30,
                                            --------------------------
                                                2001         2000
                                            ------------  ------------

Cash flows from operating activities:       $  1,189,352  $  1,418,595
                                            ------------  ------------

Cash flows from investing activities:
  Purchase of equipment                         (846,857)     (117,879)
  (Increase) in loans, net                    (5,660,416)     (406,909)
  Securities, available-for-sale
   Sale of securities                         12,014,149     2,050,537
   Purchase of securities                    (19,320,176)   (3,871,631)
   Maturities and pay-downs                    3,934,912       365,924
  Securities, held-to-maturity
   Purchase of securities                       (356,112)   (9,796,289)
   Maturities and pay-downs                    1,014,979        99,074
                                            ------------  ------------
Net cash used by investing activities       $ (9,219,521) $(11,677,173)
                                            ------------  ------------

Cash flows from financing activities:
  Reduction in borrowings                   $    (13,140) $ (3,013,374)
  Increase in deposits                         6,671,842     1,378,179
  Purchase/cancellation of common stock         (172,680)          --
  Payment of dividends                           (73,512)          --
  Proceeds from exercise of warrants/options     177,600       177,750
                                            ------------  ------------
Net cash used by financing activities       $  6,590,110  $ (1,457,445)
                                            ------------  ------------

Net increase (decrease) in
 cash and cash equivalents                  $ (1,440,059) $(11,716,023)
Cash and cash equivalents
 at beginning of period                        7,111,071    16,469,256
                                            ------------  ------------
Cash and cash equivalents at end of period  $  5,671,012  $  4,753,233
                                            ============  ============


            Refer to notes to the consolidated financial statements.

                           COMMUNITY BANCSHARES, INC.
                           WILKESBORO, NORTH CAROLINA
      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
          FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 2001




                                                                           Accumulated
                            Common Stock                                      Other
                      -----------------------    Paid in      Retained    Comprehensive
                         Shares    Par Value     Capital      Earnings        Income         Total
                      ----------  -----------  -----------   ----------     ---------     -----------
Balance,
 December 31, 1999     1,467,384  $ 4,402,152  $ 4,742,143   $3,221,263     $(230,122)    $12,135,436
                      ----------  -----------  -----------   ----------     ---------     -----------

Comprehensive Income:
Net income,
 nine-month period
 ended September 30, 2000     --           --           --    1,210,669            --       1,210,669
Net unrealized (losses)
 on securities, nine-
 month period ended
 September 30, 2000           --           --           --           --        96,346          96,346
                      ----------  -----------  -----------   ----------     ---------     -----------
Total
 comprehensive income         --           --           --    1,210,669        96,346       1,307,015

Exercise of
 warrants/options         16,500       49,500      128,250           --            --         177,750

Balance,
 September 30, 2000    1,483,884  $ 4,451,652  $ 4,870,393   $4,431,932     $(133,776)    $13,620,201
                      ==========  ===========  ===========   ==========     =========     ===========


---------------------------------------------------------------------------------------------


Balance,
 December 31, 2000     1,471,884  $ 4,415,652  $ 4,762,393   $4,831,429     $ 250,763     $14,260,237
                      ----------  -----------  -----------   ----------     ---------     -----------

Comprehensive Income:
Net income,
 nine-month period
 ended September 30, 2001     --           --           --      923,590            --         923,590
Net unrealized gains
 on securities, nine-
 month period ended
 September 30, 2001           --           --           --           --       405,186         405,186
                      ----------  -----------  -----------   ----------     ---------     -----------
Total
 comprehensive income         --           --           --      923,590       405,186       1,328,776

Exercise of
 3,200 warrants            3,200        9,600        8,000           --            --          17,600
Exercise of
 16,000 options           16,000       48,000      112,000           --            --         160,000
Retirement of
14,390 shares            (14,390)     (43,170)    (129,510)          --            --        (172,680)

Distribution
 of dividends                 --           --           --      (73,512)           --         (73,512)
                      ----------  -----------  -----------   ----------     ---------     -----------

Balance,
 September 30, 2001    1,476,694  $ 4,430,082  $ 4,752,883   $5,681,507     $ 655,949     $15,520,421
                      ==========  ===========  ===========   ==========     =========     ===========


            Refer to notes to the consolidated financial statements.

                           COMMUNITY BANCSHARES, INC.
                           WILKESBORO, NORTH CAROLINA
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2001



NOTE 1 - BASIS OF PRESENTATION

         The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10- QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 2000.


NOTE 2 - SUMMARY OF ORGANIZATION

         Community Bancshares, Inc., Wilkesboro, North Carolina (the "Company"), was incorporated under the laws of the State of North Carolina on June 11, 1990, for the purpose of becoming a bank holding company with respect to a proposed national bank, Northwestern National Bank (the "Bank"), located in Wilkesboro, North Carolina. Upon commencement of the Bank's principal operations on January 17, 1992, the Company acquired 100 percent of the voting stock of the Bank by injecting $3,750,000 into the Bank's capital accounts. Since then, three banking branches have been established, bringing the total banking offices to four. The Company also has three loan production offices, all located within 35 road miles from the main banking facility.

         As of September 30, 2001 and December 31, 2000, there were 1,476,694 and 1,471,884 shares of common stock outstanding, respectively.

         The Company offered warrants to its organizers and to a group of initial subscribers. Each warrant, when surrendered with $5.50 to the Company, is convertible into one share of common stock. The warrants expire ten years from January 17, 1992. At September 30, 2001 and December 31, 2000, there were 148,368 and 151,568 warrants outstanding, respectively. The Company also has a stock option plan with 186,000 and 170,000 options outstanding at September 30, 2001 and December 31, 2000, respectively.

                           COMMUNITY BANCSHARES, INC.
                           WILKESBORO, NORTH CAROLINA
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2001



NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

         Statement of Financial Accounting Standards No. 141, "Business Combinations" ("FASB 141") addresses financial accounting and reporting for business combinations and supersedes both APB Opinion No. 16, "Business Combinations" and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of FASB 141 are to be accounted for using one method - the purchase method. The provisions of FASB 141 apply to all business combinations initiated after June 30, 2001. The adoption of FASB 141 is not expected to have a material impact on the financial position or results of operation of the Company.

         Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FASB 142") addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." FASB 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. FASB 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. FASB 142 is effective for fiscal years beginning after December 15, 2001. The adoption of FASB 142 is not expected to have a material impact on the financial position or results of operation of the Company.

         Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("FASB 143") addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FASB 143 applies to all entities. FASB 143 also applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of leases. FASB 143 amends FASB Statement No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies". FASB 143 is effective for fiscal years beginning after December 15, 2002. The adoption of FASB 143 is not expected to have a material impact on the financial position or results of operation of the Company.

                           COMMUNITY BANCSHARES, INC.
                           WILKESBORO, NORTH CAROLINA
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2001



         Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FASB 144") addresses financial accounting and reporting for the impairment or disposal of long-lived assets. FASB 144 supersedes both FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operation - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a Segment of a business (as previously defined in that opinion). FASB 144 also amends ARB No. 51, "Consolidated Financial Statements" to eliminate the exception to consolidation for a subsidiary for which control is likely temporary. The provisions of FASB 144 are required to be applied with fiscal years beginning after December 15, 2001. Adoption of FASB 144 is not expected to have a material impact on the financial position or results of operation of the Company.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.


         The total assets of the Company increased by $7.9 million to $125.3 million during the nine-month period ended September 30, 2001. For the nine-month period ended September 30, 2001, cash and cash equivalents decreased by $1.4 million to $5.7 million, securities increased by $3.3 million to $35.7 million, loans increased by $5.5 million to $80.1 million, and all remaining assets increased by $.4 million to $3.8 million. To fund the $7.9 million increase in assets, deposits grew by $6.7 million to $103.0 million, other liabilities decreased by $.1 million to $1.1 million, and the capital accounts increased by $1.3 million to $15.2 million.


Liquidity and Sources of Capital

         Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The September 30, 2001 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $5.7 million, representing 4.5% of total assets. Investment securities, which amounted to $35.7 million or 28.5% of total assets, provide a secondary source of liquidity because they can be converted into cash in a timely manner. The Bank is a member of the Federal Reserve System and maintains relationships with several correspondent banks and, thus, could obtain funds from these banks on short notice. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities, so that maturities of assets can provide adequate funds to meet customer withdrawals and loan demand. The Company knows of no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in its liquidity increasing or decreasing in any material way. The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital requirements established by the Bank's primary regulator, the Office of the Comptroller of the Currency (the "OCC").


                            Bank's          Minimum required
                      September 30, 2001       by the OCC
                      ------------------    ----------------
Leverage ratio                9.8%                4.0%
Risk weighted ratio          14.5%                8.0%

Results of Operations

For the three-month periods ended September 30, 2001 and 2000, net income amounted to $275,268 and $420,114, respectively. On a per share basis, basic and diluted income for the three-month period ended September 30, 2001 amounted to $.19 and $.17, respectively. For the three-month period ended September 30, 2000, basic and diluted income per share amounted to $.28 and $.26, respectively. Below is a brief comparison of selected items for the three-month period ended September 30, 2001 as compared to the three-month period ended September 30, 2000 which contributed to the decrease in income per share for the three-month period ended September 30, 2001.

         a. Net interest income, which represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities, decreased by approximately $282,000, due to lower yields on earning assets.

         b. Non-interest income increased by approximately $93,000. The entire increase resulted from gains on sales of securities.

         c. Operating expenses were approximately $48,000 higher during the three-month period ended September 30, 2001 when compared to 2000. The increase is primarily due to expenses associated with the establishment of new loan production offices that opened in calendar year 2001.

Net income for the nine-month period ended September 30, 2001 amounted to $923,590, or $.58 per diluted share. For the nine-month period ended September 30, 2000, net income amounted to $1,210,669, or $.74 per diluted share. The following four items, which contributed to the decrease in income per share, are of significance when one compares the September 30, 2001 results to those of September 30, 2000.

         a. Net interest income decreased from $4,101,969 for the nine-month period ended September 30, 2000 to $3,422,097 for the same period in 2001, representing a decrease of $679,872, or 16.6%. This decrease occurred despite a $7.1 million increase in average earning assets, from $108.1 million for the nine-month period ended September 30, 2000 to $115.2 million for the nine-month period ended September 30, 2001. As described below, this decrease is largely due to a lower yield on earning assets during the nine-month period ended September 30, 2001 as compared to 2000.

         b. The net yield on earning assets, defined as net interest income divided by average interest earning assets, declined from 5.06% for the nine-month period ended September 30, 2000 to 3.96% for the nine-month period ended September 30, 2001. The reasons for the decline in net interest yield are two-fold:

         (i) The yield on earning assets declined by 134 basis points, from 9.48% for the nine-month period ended September 30, 2000 to 8.14% for the nine-month period ended September 30, 2001; and,

         (ii) The decrease in the cost of funds, while having declined by 21 basis points during the nine-month period ended September 30, 2001 when compared to the nine-month period ended September 30, 2000, did not keep pace with the 134 basis points decrease in the yield on earning assets.

         Below is pertinent information concerning the yield on earning assets and the cost of funds for the nine-month period ended September 30, 2001.



                           (in 000's)
                 ------------------------------
                 Avg. Assets/       Interest           Yield/
Description      Liabilities     Income/Expense         Cost
-----------      -----------     --------------        ------
Due from FHLB     $   1,473         $     41            3.71%
Federal funds         1,520               42            3.68%
Securities           33,546            1,531            6.09%
Loans                78,701            5,418            9.18%
                  ---------         --------          ------
  Total           $ 115,240         $  7,032            8.14%
                  =========         --------          ------

Transactional
 accounts         $  25,436         $    554            2.90%
Savings               3,573               39            1.45%
CD's                 62,654            2,752            5.85%
Other borrowings      5,708              265            6.19%
                  ---------         --------          ------
  Total           $  97,371         $  3,610            4.94%
                  =========         --------          ------

Net interest income                 $  3,422
                                    ========

Net yield on earning assets                             3.96%
                                                      ======



c. Total non-interest income increased from $243,037 for the nine-month period ended September 30, 2000 to $535,777 for the nine-month period ended September 30, 2001. Excluding the impact of sales of securities, non-interest income declined from $279,076 during the nine-month period ended September 30, 2000 to $252,683 during the nine-month period ended September 30, 2001.

d. For the nine-month period ended September 30, 2000, operating expenses amounted to $2,494,988, representing an annualized 2.92% of average assets. For the nine-month period ended September 30, 2001, operating expenses amounted to $2,534,284, representing an annualized 2.78% of average assets. The decrease in operating expenses as a percentage of assets during the nine-month period ended September 30, 2001 when compared with the nine-month period ended September 30, 2000 is primarily due to lower personnel expense and to the attainment of higher operational efficiencies.

During the nine-month period ended September 30, 2001, the allowance for loan losses decreased by $101,452 to $1,151,345. The allowance for loan losses as a percentage of gross loans decreased from 1.65% at December 31, 2000 to 1.42% at September 30, 2001. Management considers the allowance for loan losses to be adequate and sufficient to absorb estimated future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

The Company is not aware of any current recommendation by the regulatory authorities which, if they were to be implemented, would have a material effect on the Company's liquidity, capital resources, or results of operations.

                           PART II. OTHER INFORMATION


Item 5.  Other Information

         On October 30, 2001, the Company dismissed its independent auditors, Francis and Company, CPAs, and on the same date authorized the engagement of Cherry, Bekaert & Holland, LLP, as its independent auditors for the fiscal year ending December 31, 2001. Each of these actions was approved by the Board of Directors and the Audit Committee of the Company.

         Francis and Company, CPAs, audited the financial statements of the Company for the fiscal year ended December 31, 2000 and for the fiscal year ended December 31, 1999. Neither of the audit reports of Francis and Company, CPAs, for those years contained any adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles.

         Except as described herein, in connection with the audits for the fiscal years ended December 31, 2000 and 1999 and for the unaudited interim period through September 30, 2001, there were no disagreements with Francis and Company, CPAs, on any matter of accounting principle or practice, financial statement disclosure, or audit procedure or scope with disagreement, if not resolved to the satisfaction of Francis and Company, CPAs, would have caused it to make reference to the subject matter of the disagreement in its report.

         Further, prior to the engagement of Cherry, Bekaert & Holland, LLP, neither the Company nor any of its representatives sought the advice of Cherry, Bekaert & Holland, LLP regarding the application of accounting principles to a specific completed or contemplated transaction or the type of audit opinion that might be rendered on the Company's financial statements, which advice was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue.

         In connection with the audit of the fiscal year ended December 31, 2000 and for the unaudited interim period through September 30, 2001, Francis and Company, CPAs, did not advise the Company that:

         (i) internal controls necessary for the Company to develop reliable financial statements did not exist;

         (ii) information had come to its attention that led it to no longer be able to rely on management's representations, or that made it unwilling to be associated with the financial statements prepared by management;

         (iii) there existed a need to expand significantly the scope of its audit, or that information had come to the attention of Francis and Company, CPAs, that if further investigated may materially impact the fairness or reliability of either a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal period subsequent to the date of the most recent financial statements covered by an audit report

                    (including information that may prevent it from rendering an unqualified audit report on those financial statements).

         The Company requested that Francis and Company, CPAs, furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. A copy of the letter from Francis and Company, CPAs, to the Securities and Exchange Commission is filed as Exhibit 16.1 to this Form 10-QSB.


Item 6.  Exhibits and Reports on Form 8-K


                  (a) Exhibits. The following exhibit is filed with this report:

                  Exhibit No. Description

                           16.1     Letter regarding change in certifying
                                    accountant.

                  (b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended September 30, 2001.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             COMMUNITY BANCSHARES, INC.


Date: November 1, 2001   BY:  /s/ Ronald S. Shoemaker
                              ------------------------------
                                     Ronald S. Shoemaker
                                     President and Chief Executive Officer
                                     (Principal Executive, Financial and
                                     Accounting Officer)