Form 10KSB
period 2001-12-31
COMMUNITY BANCSHARES INC /NC/
filed 2002-04-01
CIK 867241

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                         -----------------------

                              FORM 10-KSB
                         -----------------------

                Annual Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

                 For the Fiscal Year Ended December 31, 2001
               ------------------------------------------------

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

Revenue for the fiscal year ended December 31, 2001:  $10,091,784
                                                      -----------

The aggregate market value of the Common Stock of the Registrant held by nonaffiliates of the Registrant (646,059 shares) on March 29, 2002, was approximately $6,777,159. As of such date, no organized trading market existed for the Common Stock of the registrant. The aggregate market value was computed by reference to the book value of the Common Stock of the Registrant as of December 31, 2001 ($10.49 per share). For the purposes of this response, directors, officers and holders of 5% or more of the Registrant's Common Stock are considered the affiliates of the Registrant at that date.

The number of shares outstanding of the Registrant's Common Stock, as of March 29, 2002: 1,622,302 shares of $3.00 par value Common Stock.

                     DOCUMENTS INCORPORATED BY REFERENCE
              ------------------------------------------------

Portions of the Registrant's definitive proxy statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders scheduled to be held on May 31, 2002 are incorporated by reference to Items 9, 10, 11 and 12 of this Report.

Transitional Small Business Disclosure Format (check one)
                       Yes           No    X
                            -----        -----


              SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES
                      LITIGATION REFORM ACT OF 1995

     Certain statements in this Annual Report on Form 10-KSB contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally can be identified by the use of forward-looking terminology, such as "may," "will," "expect," "estimate," "anticipate," "believe," "target," "plan," "project," or "continue" or the negatives thereof or other variations thereon or similar terminology, and are made on the basis of management's plans and current analyses of the Company, its business and the industry as a whole. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors, in some cases, have affected, and in the future could affect, the Company's financial performance and could cause actual results for fiscal 2002 and beyond to differ materially from those expressed or implied in such forward-looking statements. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.



                                  PART I

ITEM 1.  DESCRIPTION OF BUSINESS.
---------------------------------

GENERAL

     Community Bancshares, Inc. (the "Company") is a registered bank holding company under the federal Bank Holding Company Act of 1956, as amended, and owns 100% of the outstanding capital stock of Northwestern National Bank, Wilkesboro, North Carolina (the "Bank"). The Company was incorporated under the laws of the State of North Carolina on June 11, 1990 as a mechanism to enhance the Bank's ability to serve its future customers' requirements for financial services. The holding company structure provides flexibility for expansion of the Company's banking business through acquisition of other financial institutions and the provision of additional banking-related services which the traditional commercial bank may not provide under present laws.

     The Bank commenced operations on January 17, 1992 in a permanent facility located at 1600 Curtis Bridge Road in Wilkesboro, North Carolina. The Bank opened full-service branches in North Wilkesboro in June 1994, in Millers Creek in February 1996, and in Taylorsville in August 1997. During 2001, the Bank opened three loan production offices: (i) West Jefferson, North Carolina (March 2001), (ii) Boone, North Carolina (October 2001) and
(iii) Lenoir, North Carolina (December 2001). The OCC has granted approval for the Bank to open a full-service branch in each of these locations. The Bank intends to open full service branches at the West Jefferson and Boone locations in the second quarter of 2002. Management has not, to date, determined if it will open a full service branch at the Lenoir location.

     The Bank is a full-service commercial bank, without trust powers. The Bank offers a full range of interest bearing and non-interest bearing accounts, including commercial and retail checking accounts, money market accounts, individual retirement accounts, regular interest bearing statement savings accounts, certificates of deposit, commercial loans, real estate loans, home equity loans and consumer/installment loans. In addition, the Bank provides such consumer services as U.S. Savings Bonds, travelers checks, cashier's checks, safe deposit boxes, bank by mail services, direct deposit and automatic teller services.

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


MARKET AREA AND COMPETITION

     The primary service area for the Bank encompasses approximately 756 square miles in Wilkes County, North Carolina. Located in the Yadkin Valley on the eastern slope of the Blue Ridge Mountains, Wilkes County has a population of approximately 60,000. The largest employers in Wilkes County include Tyson Food Service, Inc. (poultry processing), Lowe's Companies, Inc. (home improvement retailer), and Wilkes Regional Medical Center (healthcare).

     Competition among financial institutions in this area is intense. There are 18 banking offices and one savings and loan association office within the primary service area of the Bank. Most of these offices are branches of or are affiliated with major bank holding companies. Financial institutions primarily compete with one another for deposits. In turn, a bank's deposit base directly affects such bank's loan activities and general growth.
Primary methods of competition include interest rates on deposits and loans, service charges on deposit accounts and the designing of unique financial services products. The Bank is competing with financial institutions which have much greater financial resources than the Bank, and which may be able to offer more and unique services and possibly better terms to their customers. However, management of the Bank believes that the Bank will be able to attract sufficient deposits to enable the Bank to compete effectively with other area financial institutions. According to FDIC estimates, as of June 30, 2001, deposits at the Bank represented approximately 14% of total deposits of financial institutions in the Bank's primary service area. This compares with a market share of approximately 13.7% at June 30, 2000 and 14.1% at June 30, 1999.

     The Bank is in competition with existing area financial institutions other than commercial banks and savings and loan associations, including insurance companies, consumer finance companies, brokerage houses, credit unions and other business entities which have been invading the traditional banking markets. Due to the growth of Wilkes County, it is anticipated that additional competition will continue from new entrants to the market.


DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST

     The following is a presentation of the average consolidated balance sheet of the Company for the years ended December 31, 2001 and 2000. This presentation includes all major categories of interest-earning assets and interest-bearing liabilities:

                       AVERAGE CONSOLIDATED ASSETS
                             (In thousands)

                                                Years Ended December 31,
                                                ------------------------
                                                   2001          2000
                                                   ----          ----
Cash and due from banks                         $   3,133     $   3,289
                                                ---------     ---------
Deposits with other banks                           1,256         2,288
Taxable securities                                 32,003        26,661
Non-taxable securities                              2,538         2,560
Federal funds sold                                  1,473         2,478
Net loans                                          78,999        73,280
                                                ---------     ---------
   Total earning assets                           116,269       107,267
Other assets                                        3,164         3,441
                                                ---------     ---------
   Total assets                                 $ 122,566     $ 113,997
                                                =========     =========


        AVERAGE CONSOLIDATED LIABILITIES AND STOCKHOLDERS' EQUITY

                                                Years Ended December 31,
                                                ------------------------
                                                   2001          2000
                                                   ----          ----
Non interest-bearing deposits                   $   7,457     $   7,309
NOW and money market deposits                      27,544        19,798
Savings deposits                                    3,580         3,650
Time deposits                                      62,908        62,962
Other borrowings                                    6,289         6,004
Other liabilities                                   1,150         1,171
                                                ---------     ---------
   Total liabilities                              108,928       100,894
Stockholders' equity                               13,638        13,103
                                                ---------     ---------
   Total liabilities and stockholders' equity   $ 122,566     $ 113,997
                                                =========     =========

     The following is a presentation of an analysis of the net interest earnings of the Company for the period indicated with respect to each major category of interest-earning asset and each major category of interest-bearing liability:

                                           Year Ended December 31, 2001
                                       -----------------------------------
                                         Average     Interest      Average
        Assets                           Amount       Earned        Yield
        ------                           -------     --------      -------
                                               (Dollars in thousands)
Deposits with other banks              $   1,256     $      37       2.95%
Taxable securities                        32,003         1,959       6.12%
Non-taxable securities                     2,538            98       5.85%(3)
Federal funds sold                         1,473            57       3.87%
Net loans                                 78,999(1)      6,936(2)    8.78%
                                       ---------     ---------      -----
   Total earning assets                $ 116,269     $   9,087       7.82%
                                       =========     =========      =====

                                         Average     Interest      Average
        Liabilities                      Amount        Paid       Rate Paid
        -----------                      -------     --------     ---------
NOW and money market deposits          $  27,544     $     750       2.72%
Savings deposits                           3,580            51       1.42%
Time deposits                             62,908         3,446       5.48%
Other borrowings                           6,289           372       5.92%
                                       ---------     ---------      -----
   Total interest-bearing liabilities  $ 100,324     $   4,619       4.60%
                                       =========     =========      =====
Net yield on earning assets                                          3.84%
                                                                    =====
______________________

(1) At December 31, 2001, fourteen loans with an aggregate principal balance of $436,707 were not accruing interest.
(2) Interest earned on net loans includes $303,023 in loan fees and loan service fees.
(3)   The yield is tax equivalent.


                                           Year Ended December 31, 2000
                                       -----------------------------------
                                         Average     Interest      Average
        Assets                           Amount       Earned        Yield
        ------                           -------     --------      -------
                                               (Dollars in thousands)
Deposits with other banks              $   2,288     $     169       7.38%
Taxable securities                        26,661         1,825       6.85%
Non-taxable securities                     2,560           105       6.21%(3)
Federal funds sold                         2,478           164       6.62%
Net loans                                 73,280(1)      7,906(2)   10.79%
                                       ---------     ---------      -----
   Total earning assets                $ 107,267     $  10,169       9.53%
                                       =========     =========      =====

                                         Average     Interest      Average
        Liabilities                      Amount        Paid       Rate Paid
        -----------                      -------     --------     ---------
NOW and money market deposits          $  19,798     $     583       2.94%
Savings deposits                           3,650            64       1.75%
Time deposits                             62,962         3,750       5.96%
Other borrowings                           6,004           442       7.36%
                                       ---------     ---------      -----
   Total interest-bearing liabilities  $  92,414     $   4,839       5.24%
                                       =========     =========      =====
Net yield on earning assets                                          4.97%
                                                                    =====
______________________

(1) At December 31, 2000, three loans with an aggregate principal balance of
      $86,490 were not accruing interest.
(2) Interest earned on net loans includes $288,000 in loan fees and loan service fees.
(3)   The yield is tax equivalent.


RATE/VOLUME ANALYSIS OF NET INTEREST INCOME

     The following shows the effect on interest income, interest expense and net interest income due to changes in average balances and rates for the years therein indicated. The effect of a change in average balance has been determined by multiplying the average rate in the earlier period by the difference in average balances between both time periods. The change in interest due to volume and rate has been allocated in proportion to the relationship of the absolute dollar amounts of the change in each category.

                                           Year Ended December 31, 2001
                                                    Compared to
                                           Year Ended December 31, 2000
                                        ---------------------------------

                                           Increase (decrease) due to:

                                         Volume        Rate         Total
                                         ------        ----         -----
                                                 (In thousands)
Interest earned on:
Deposits with other banks               $   (56)     $   (76)     $  (132)
Taxable securities                          342         (208)         134
Non-taxable securities                       (1)          (6)          (7)
Federal funds sold                          (53)         (54)        (107)
Net loans                                   570       (1,540)        (970)
                                        -------      -------      -------
   Total interest income                $   802      $(1,884)     $(1,082)
                                        -------      -------      -------

Interest paid on:
NOW and money market deposits           $   214      $   (47)     $   167
Savings deposits                             (1)         (12)         (13)
Time deposits                                (3)        (301)        (304)
Other borrowings                             20          (90)         (70)
                                        -------      -------      -------
   Total interest expense               $   230      $  (450)     $  (220)
                                        -------      -------      -------
Change in net interest income           $   572      $(1,434)     $  (862)
                                        =======      =======      =======


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

     The following table presents, for the periods indicated, the average amount of, and average rate paid on, each of the following deposit categories:

                                              Year Ended December 31, 2001
                                                -----------------------
                                                 Average       Average
Deposit Category                                  Amount      Rate Paid
----------------                                   ----       ---------
                                                  (Dollars in thousands)
Non interest-bearing demand deposits            $   7,457        N/A
NOW and money market deposits                      27,544       2.72%
Savings deposits                                    3,580       1.42%
Time deposits                                      62,908       5.48%
Other borrowings                                    6,289       5.92%


                                              Year Ended December 31, 2000
                                                -----------------------
                                                 Average       Average
Deposit Category                                  Amount      Rate Paid
----------------                                   ----       ---------
                                                  (Dollars in thousands)
Non interest-bearing demand deposits            $   7,309        N/A
NOW and money market deposits                      19,798       2.94%
Savings deposits                                    3,650       1.75%
Time deposits                                      63,962       5.96%
Other borrowings                                    6,004       7.36%

     The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more and respective maturities for the year ended December 31, 2001:

                                         Time Certificates
                                             of Deposit
                                         -----------------
            3 months or less               $ 21,280,513
            3-6 months                       17,169,519
            6-12 months                       9,495,732
            Over 12 months                    2,131,074
                                           ------------
               Total                       $ 50,076,838
                                           ============


LOAN PORTFOLIO

     The Bank engages in a full complement of lending activities, including commercial, consumer/installment and real estate loans. As of December 31, 2001, the Bank had a legal lending limit for unsecured loans of up to $1,893,000 to any one person. See "- Supervision and Regulation."

     Commercial lending is directed principally towards businesses whose demands for funds fall within the Bank's legal lending limits and which are potential deposit customers of the Bank. This category of loans includes loans made to individual, partnership or corporate borrowers, and obtained for a variety of business purposes. Particular emphasis is placed on loans to small- and medium-sized businesses. The Bank's real estate loans consist of residential first and second mortgage loans as well as residential construction loans.

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

     Management of the Bank intends to originate loans and to participate with other banks with respect to loans which exceed the Bank's lending limits. Management of the Bank does not believe that loan participations will necessarily pose any greater risk of loss than loans which the Bank originates and retains in its loan portfolio.

     The following is a description of each of the major categories of loans in the Bank's loan portfolio:

     COMMERCIAL, FINANCIAL AND AGRICULTURAL. These loans are customarily granted to local business customers on a fully collateralized basis to meet local credit needs. The loans can be extended for periods of between one year and five years and are usually structured to fully amortize over the term of the loan or balloon after the third year or fifth year of the loan with an amortization up to 10 years. The terms and loan structure are dependent on the collateral and strength of the borrower. The loan to value ratios range from 50% to 80%. The risks of these types of loans depend on the general business conditions of the local economy and the local business borrower's ability to sell its products and services in order to generate sufficient cash flow to repay the Bank under the agreed upon terms and conditions. The value of the collateral held by the Bank as a measure of safety against loss is most volatile in this loan category.

     REAL ESTATE - CONSTRUCTION. These loans are made for the construction of single family residences in the Bank's market area and are collateralized by a first mortgage on the property. The loans are granted to qualified individuals with down payments of at least 20% of the appraised value or contract price, whichever is less. The interest rates normally fluctuate at 1% to 2% above the Bank's prime interest rate during the construction period. The Bank charges a fee of 1% to 2% in addition to the normal closing costs. These loans generally command higher rates and fees commensurate with the risk warranted in the construction lending field. The risk in construction lending is dependent upon the performance of the builder in building the project to the plans and specifications of the borrower and the Bank's ability to administer and control all phases of the construction disbursements. Upon completion of the construction period, the mortgage is converted to a permanent loan and normally sold to an investor in the secondary mortgage market.

     REAL ESTATE - MORTGAGE. The Bank offers first mortgage home loans on primary and second homes through the Federal Home Loan Bank's Mortgage Partnership Financing Program. The risk assumed by the Bank is conditioned upon the Bank's internal controls, loan underwriting and market conditions in the national mortgage market. The loan underwriting standards and policies are generally the same for both loans sold in the secondary market and those retained in the Bank's portfolio.

     The Company provides mortgage services through its Community Mortgage Corporation subsidiary, including the origination and sale of mortgage loans to various investors, including other financial institutions.

     INSTALLMENT LOANS. These loans are granted to individuals for the purchase of personal goods such as automobiles, recreational vehicles, mobile homes, boats and for the improvement of single family real estate in the form of second mortgages. The Bank obtains a lien against the item purchased by the consumer and holds title until the loan is repaid in full. These loans are generally granted for periods ranging between one and five years at fixed rates of interest 2% to 6% above the Bank's prime interest rate. The loan to value ratios range from 60% to 80%. Loss or decline of income by the borrower due to layoffs, divorce or unexpected medical expenses represent unplanned occurrences that may represent risk of default to the Bank. In the event of default, a shortfall in the value of the collateral may pose a loss to the Bank in this loan category.

     The Bank also offers home equity loans to qualified borrowers. The interest rate floats at 1% to 2% above the prime interest rate quoted in The Wall Street Journal and it is capped at 16%. The loan to appraised value cannot exceed 80% and the maturity is limited to ten years. Monthly payments are required with the minimum payment equaling 1.5% of the outstanding loan balance. The Bank requires a first or second mortgage position and loans are made on principal residences only.

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

     The following table presents various categories of loans contained in the Bank's loan portfolio for the period indicated and the total amount of all loans for such period:

           Type of Loan                            As of December 31,
           ------------                         ----------------------
                                                   2001         2000
                                                   ----         ----
                                                     (In thousands)
Domestic:
Commercial, financial and agricultural          $  37,300    $  38,571
Real estate - construction                          6,582        4,378
Real estate - mortgage                             42,553       22,244
Installment and other loans to individuals          5,938       10,336
Lease financing                                       266          300
                                                ---------    ---------
   Subtotal                                     $  92,639    $  75,829
Less: Allowance for possible loan losses           (1,103)      (1,253)
                                                ---------    ---------
   Total (net of allowance)                     $  91,536    $  74,576
                                                =========    =========

     The following is a presentation of an analysis of maturities of loans as of December 31, 2001:
                               Due in     Due after    Due
                               1 year       1 to      after
   Type of Loan                or less     5 years   5 years      Total
   ------------               ---------   --------   --------   ---------
Commercial, financial,
 and agricultural             $  29,820   $  6,318   $  1,162   $  37,300
Real estate-construction          6,582   $  --          --         6,582
                              ---------   --------   --------   ---------
   Total                      $  36,402   $  6,318   $  1,162   $  43,882
                              =========   ========   ========   =========

     For the above loans, the following is a presentation of an analysis of sensitivities to changes in interest rates as of December 31, 2001:

                               Due in     Due after    Due
                               1 year       1 to      after
   Interest Category           or less     5 years   5 years      Total
   -----------------          ---------   --------   --------   ---------
Predetermined interest rate   $  10,647   $  6,314   $  1,099   $  18,060
Floating interest rate           25,755   $      4         63      25,822
                              ---------   --------   --------   ---------
   Total                      $  36,402   $  6,318   $  1,162   $  43,882
                              =========   ========   ========   =========

     As of December 31, 2001, fourteen loans with an aggregate principal amount of $436,707 were on non-accrual status and no loans were defined as "troubled debt restructurings." At December 31, 2001, there were no loans which were accruing interest and contractually past due 90 days or more. No significant interest income has been recognized during 2001 on loans that have been accounted for on a non-accrual basis. If the loans on non-accrual status as of December 31, 2001 had been current in accordance with their terms, $39,000 in gross income would have been recorded for such loans for the period ended December 31, 2001.

     The Company considers impaired loans to include all restructured loans, loans on which the accrual of interest had been discontinued and all other loans which are performing according to the loan agreement, but may have substantive indication of potential credit weakness. At December 31, 2001 and December 31, 2000, the total recorded investment in impaired loans, all of which had allowances determined in accordance with FASB Statements No. 114 and No. 118, amounted to approximately $3,000,672 and $3,709,698, respectively. The average recorded investment in impaired loans amounted to approximately $3,355,185 and $2,685,766 for the years ended December 31, 2001 and December 31, 2000, respectively. The allowance for loan losses related to impaired loans amount to approximately $393,942 and $404,268 at December 31, 2001 and December 31, 2000, respectively. Interest income recognized on impaired loans for the years ended December 31, 2001 and 2000 amounted to $289,588 and $207,055, respectively. The amount of interest recognized on impaired loans using the cash method of accounting was not material for the years ended December 31, 2001 and December 31, 2000. The Company has no commitments to lend additional funds to borrowers whose loans have been restructured.

     As of December 31, 2001, there are no loans not disclosed above that are classified for regulatory purposes as doubtful, substandard or special mention which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. There are no loans not disclosed above where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

     Accrual of interest is discontinued on a loan when management of the Bank determines upon consideration of economic and business factors affecting collection efforts that collection of interest is doubtful. No significant interest income has been recognized during 2001 or 2000 on loans that have been accounted for on a non-accrual basis.


SUMMARY OF LOAN LOSS EXPERIENCE

     An analysis of the Bank's loss experience is furnished in the following table for the periods indicated, as well as a breakdown of the allowance for possible loan losses:

           ANALYSIS OF THE ALLOWANCE FOR POSSIBLE LOAN LOSSES

                                               Years Ended December 31,
                                               ------------------------
                                                   2001          2000
                                                   ----          ----
                                                 (Dollars in thousands)

Balance at beginning of period                  $   1,253     $   1,229
                                                ---------     ---------
Charge-offs:
Installment and other loans to individuals           (229)         (156)
Commercial, financial and agricultural               (141)          (39)
Real estate - mortgage                               --            --
Real estate - construction                           --            --
Lease financing                                      --            --
                                                ---------     ---------
                                                $    (370)    $    (195)
                                                ---------     ---------
Recoveries:
Installment and other loans to individuals      $      20     $      25
Commercial, financial and agricultural               --              64
Real estate - mortgage                               --            --
Real estate - construction                           --            --
Lease financing                                      --            --
                                                ---------     ---------
                                                $      20     $      89
                                                ---------     ---------

Net charge-offs                                 $    (350)    $    (106)
Additions charged to operations                       200           130
                                                ---------     ---------
Balance at end of period                        $   1,103     $   1,253
                                                =========     =========
Ratio of net charge-offs
 during the period to average
 loans outstanding during the period               0.44%         0.14%
                                                   ====          ====

     At December 31, 2001 the allowance was allocated as follows:

                                                           Percent of loans
                                                           in each category
                                                  Amount    to total loans
                                                ---------     ---------
                                                 (Dollars in thousands)

Commercial, financial and agricultural          $     548        40.3%
Real estate - construction                             66         7.1%
Real estate - mortgage                                213        45.9%
Installment and other loans to individuals            190         6.4%
Lease financing                                         2         0.3%
Unallocated                                            84         N/A
                                                ---------       -----
   Total                                        $   1,103       100.0%
                                                =========       =====

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
                                                =========       =====


LOAN LOSS RESERVE

     In considering the adequacy of the Bank's allowance for possible loan losses, management has focused on the fact that as of December 31, 2001, 40.3% of outstanding loans are in the category of commercial loans, which includes commercial real estate loans and agricultural loans. Commercial loans are generally considered by management as having greater risk than other categories of loans in the Company's loan portfolio. However, over 96.5% of these commercial loans at December 31, 2001 were made on a secured basis. Management believes that the secured condition of the preponderant portion of its commercial loan portfolio greatly reduces any risk of loss inherently present in commercial loans.

     The Company believes that the Bank's consumer loan portfolio is also well secured. At December 31, 2001 the majority of the Bank's consumer loans were secured by collateral primarily consisting of automobiles, boats and other personal property. Management believes that these loans involve less risk than commercial loans.

     Real estate mortgage loans constituted 45.9% of outstanding loans at December 31, 2001. All loans in this category represent residential real estate mortgages where the amount of the original loan generally does not exceed 80% of the appraised value of the collateral. These loans are considered by management to be well secured with a low risk of loss.

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


INVESTMENTS

     As of December 31, 2001, investment securities comprised approximately 26.0% of the Bank's assets and net loans comprised approximately 67.0% of the Bank's assets. The Bank invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States, including mortgage-backed securities, and other taxable securities. In addition, the Bank enters into Federal Funds transactions with its principal correspondent banks, and acts as a net seller of such funds. The sale of Federal Funds amounts to a short-term loan from the Bank to another bank.

     The following table presents, for the periods indicated, the book value of the Bank's investments, reported by those available for-sale and those held-to-maturity:

                                                Years Ended December 31,
                                                ------------------------
      INVESTMENT CATEGORY                          2001          2000
      -------------------                          ----          ----
                                                     (In thousands)
Available-for-Sale:
------------------
Obligations for U.S. Treasury
 and other U.S. Agencies                        $  23,430     $  23,122
Tax-exempt securities                               3,115         2,553
Federal Reserve Board and
 Federal Home Loan Bank stock                         728           625
Corporate bonds                                     3,320           510
Other securities                                    2,193         1,939
                                                ---------     ---------
   Total                                        $  32,786     $  28,749
                                                =========     =========

Held-to-Maturity:
----------------
Mortgage-backed securities                      $   1,887     $   1,618
Other securities                                      844         2,006
                                                ---------     ---------
   Total                                        $   2,731     $   3,624
                                                =========     =========

     The following table indicates for the year ended December 31, 2001 the amount of investments due in (i) one year or less, (ii) one to five years,
(iii) five to ten years, and (iv) over 10 years:

                                                      Weighted Average
        Investment Category                Amount           Yield(1)
        -------------------                ------           -----
                                   (Dollars in thousands)
Available-for-Sale:
------------------

Obligations of U.S. Treasury and other U.S. Agencies:
     0 - 1 Yrs.                         $  1,022            6.77%
     Over 1 through 5 Yrs.                22,408            5.43%

Tax-exempt securities(1):
     0 - 1 yrs.                              292            6.44%
     Over 1 through 5 Yrs.                 1,649            6.19%
     Over 5 through 10 Yrs.                  122            6.97%
     Over 10 Yrs.                             98            6.97%

Mortgage Pools:
     0-1 Yrs.                                426            6.43%
     Over 1 through 5 Yrs.                 1,288            4.42%
     Over 5 through 10 Yrs.                  479            5.60%

Corporate bonds:
     Over 1 through 5 Yrs.                 3,320            4.99%

FHLB, FRB Stock (no maturity)                728            6.66%
                                        --------            ----
   Total                                $ 32,786            5.44%
                                        ========            ====
________________________
(1) The Company has invested in tax-exempt securities. The yield on tax-exempt securities is reported at the tax- equivalent rate.

                                                      Weighted Average
        Investment Category                Amount           Yield
        -------------------                ------           -----
                                   (Dollars in thousands)
Held-to-Maturity:
----------------

Obligations of U.S. Treasury:
     Over 1 through 5 Yrs.               $    844           7.23%
     Over 5 through 10 Yrs.                  --              -- %

Mortgage pools:
     0 - 1 yrs.                               266           6.46%
     Over 1 through 5 Yrs.                  1,092           6.32%
     Over 5 through 10 Yrs.                   529           6.76%
                                         --------           ----
   Total                                 $  2,731           6.51%
                                         ========           ====


RETURN ON EQUITY AND ASSETS

     Returns on average consolidated assets and average consolidated equity for the periods indicated are as follows:

                                                Years Ended December 31,
                                                ------------------------
                                                   2001          2000
                                                   ----          ----
     Return on Average Assets                      1.11%         1.41%
     Return on Average Equity                      9.96%        12.28%
     Average Equity to Average Assets Ratio       11.13%        11.49%
     Dividend Payout Ratio                         8.13%         --


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


CORRESPONDENT BANKING

     Correspondent banking involves the providing of services by one bank to another bank which cannot provide that service for itself from an economic or practical standpoint. The Bank purchases correspondent services offered by larger banks, including purchase of Federal Funds, security safekeeping, investment services, overline and liquidity loan participations and sales of loans to or participations with correspondent banks.

     The Bank sells loan participations to correspondent banks with respect to loans which exceed the Bank's lending limit. As compensation for services provided by a correspondent, the Bank may maintain certain balances with such correspondents in non-interest bearing accounts. At December 31, 2001 the Bank had outstanding participations totaling $5,198,651.


DATA PROCESSING

     The Bank has entered into a data processing servicing agreement with FISERV. This servicing agreement provides for the Bank to receive a full range of data processing services, including an automated general ledger, deposit accounting, commercial, real estate and installment lending data processing, and central information file. The Bank has entered into a servicing agreement with the Intercept Group to provide ATM processing for the Bank and with ADP, Inc. to process its payroll.


FACILITIES

     The Bank's main office is located in an approximately 1,800 square foot facility located at 1600 Curtis Bridge Road in Wilkesboro, North Carolina. The facility includes four teller stations, one office, a vault, a night depository, and a drive-in window. The Bank opened a full service branch, located in North Wilkesboro, in June 1994. The Bank leases the 1,700 square foot facility containing four teller stations, a drive-in window, one office, a vault and a night depository. The Bank's Millers Creek branch office opened in February 1996. The 2,000 square foot building is owned by the Bank and contains four teller stations, one drive-in window, a vault, a night depository and safe deposit boxes. The Bank leases the land at Millers Creek.

     On August 15, 1997, the Bank opened a full service branch in Taylorsville, North Carolina. In connection with the opening of this branch, the Company purchased 1.6 acres of land and a 22,000 square foot facility in Taylorsville at the intersection of Highway 90 and Highway 16. The Company renovated 5,600 square feet of this facility to house the operations of the Taylorsville branch and intends to renovate and lease the remaining space to other businesses. Approximately 3,600 square feet of the facility is used for the Bank's branch facility and contains three teller stations, a drive-in window, two offices, a vault, safe deposit boxes, a night depository and an automated teller machine. The remaining 2,000 square feet may be used for future expansion of the Bank. In March, 2001 the Bank opened a loan production office in a leased space at 1223 Mt. Jefferson Road, West Jefferson. The office space includes two offices and a reception area. The Bank is constructing a 3,280 square foot building at 1055 Mt. Jefferson Road to house the West Jefferson branch, which management anticipates will be completed in June, 2002. In October, 2001 the Bank opened a loan production office in a 600 square foot space at 206 Southgate Drive in Boone, North Carolina. This leased office space contains a reception area with teller counter and two offices. The Bank plans to open a branch in this space in April, 2002. The Bank leased office space in Lenoir at 2153-A Morganton Blvd, SW to open a loan production office in December, 2001. This facility contains 1,250 square feet of space and includes a reception area and two offices. The reception area includes a counter that can be used for two teller stations.

     The Company also leases 7,200 square feet of office space in the Westfield Village Shopping Center in Wilkesboro, North Carolina. This facility houses the Company's administrative and operational functions.


EMPLOYEES

     The Bank presently employs 43 persons on a full-time basis, including 20 officers, and 7 persons on a part-time basis. The Bank will hire additional persons as needed, including additional tellers and financial service representatives.


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

	Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, restrictions on interstate acquisition of banks by bank holding companies were repealed, such that the Company, or any other bank holding company located in North Carolina, may acquire a bank located in any other state, and a bank holding company located outside North Carolina may acquire any North Carolina-based bank, in either case subject to certain deposit percentage and other restrictions. The legislation also provides that, unless an individual state has elected to prohibit out-of-state banks from operating interstate branches within its territory, adequately capitalized and managed bank holding companies will be able to consolidate their multistate bank operations into a single bank subsidiary and to branch interstate through acquisitions. De novo branching by an out-of-state bank is permitted only if it is expressly permitted by the laws of the host state and the authority of a bank to establish and operate branches within a state remains subject to applicable state branching laws.

	A bank holding company which has not elected to become a financial holding company under the Gramm-Leach-Bliley Act, as discussed below, will generally be prohibited from acquiring control of any company which is not a bank and from engaging in any business other than the business of banking or managing and controlling banks. However, bank holding companies may still engage in certain activities which have been identified by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto and thus permissible for bank holding companies.

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

       Gramm-Leach-Bliley

     The Gramm-Leach-Bliley Act, also known as the Financial Services Modernization Act of 1999 ("GLBA"), enacted in 1999, enables bank holding companies to acquire insurance companies and securities firms and effectively repeals depression-era laws that prohibited the affiliation of banks and these other financial services entities under a single holding company. Bank holding companies, and other types of financial services entities, may elect to become financial holding companies under the new law, which will enable them to offer virtually any type of financial service, or services incident to financial services, including banking, securities underwriting, merchant banking and insurance (both underwriting and agency services). The new financial services authorized by the GLBA also may be engaged in by a "financial subsidiary" of a national or state bank, with the exception of insurance or annuity underwriting, insurance company portfolio investments, real estate investment and development, and merchant banking, all of which must be conducted under the financial holding company.

     To become a financial holding company, a bank holding company must provide notice to the Federal Reserve Board of its desire to become a financial holding company, and certify to the Federal Reserve Board that each of its bank subsidiaries is "well-capitalized," "well-managed" and has at least a "satisfactory" rating under the Community Reinvestment Act.

     The GLBA establishes a system of functional regulation, under which the Federal Reserve Board will regulate the banking activities of financial holding companies and other federal banking regulators will regulate banks' financial subsidiaries. The SEC will regulate securities activities of financial holding companies and state insurance regulators will regulate their insurance activities. The GLBA also provides new protections against the transfer and use by financial institutions of consumers' non-public, personal information.

     The implementation of the act increases competition in the financial services sector by allowing many different entities, including banks and bank holding companies, to affiliate and/or to merge with other financial services entities and cross-sell their financial products in order to better serve their current and prospective customers. At this time, the Company does not intend to seek qualification as a financial holding company or to enter into these additional financial services areas.

       DIVIDENDS

     The Company is a legal entity separate and distinct from the Bank. The principal source of cash flow for the Company is dividends from the Bank. There are various statutory and regulatory limitations on the payment of dividends by the Bank, as well as dividends paid by the Company to its shareholders.

     The payment of dividends by the Company and the Bank may be affected or limited by regulatory requirements and policies, such as the maintenance of adequate capital. If, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which could include the payment of dividends depending on the institution's financial condition), such authority may require, after notice and hearing, that the bank cease and desist from such practice. The FDIC and the Federal Reserve Board have issued policy statements that provide, generally, that insured banks and bank holing companies should only pay dividends out of current operating earnings. The Federal Reserve has issued a policy statement to the same effect for bank holding companies. In addition, all insured depository institutions are subject to the capital-based limitations required by the Federal Deposit Insurance Corporation Improvement Act of 1991, as discussed below.

	The Bank is restricted in its ability to pay dividends under national banking laws and the regulations of the OCC. The Bank may only pay dividends out of undivided profits, subject to other applicable provisions of law. In addition, the Bank may not declare a dividend until the Bank's surplus equals its stated capital, unless there has been transferred to surplus not less than 10% of the Bank's net income of the preceding two consecutive six-month periods (in the case of an annual dividend). Approval by the OCC is required if the total dividends declared by the Bank in any calendar year exceeds the total of its net income for that year combined with its retained net income for the preceding two years, less any required transfers to surplus.

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

       PROMPT CORRECTIVE ACTION

	The Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDICIA"), provides for a number of reforms relating to the safety and soundness of the deposit insurance system, supervision of domestic and foreign depository institutions and improvement of accounting standards. One element of the FDICIA provides for the development of a regulatory monitoring system requiring prompt action on the part of banking regulators with regard to certain classes of undercapitalized institutions. While the FDICIA does not change any of the minimum capital requirements, it directs each of the federal banking agencies to issue regulations putting the monitoring plan into effect. The FDICIA creates five "capital categories" ("well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized") which are defined in the FDICIA and are used to determine the severity of corrective action the appropriate regulator may take in the event an institution reaches a given level of undercapitalization. For example, an institution which becomes "undercapitalized" must submit a capital restoration plan to the appropriate regulator outlining the steps it will take to become adequately capitalized. Upon approving the plan, the regulator will monitor the institution's compliance. Before a capital restoration plan will be approved, any entity controlling a bank (i.e., a holding company) must guarantee compliance with the plan until the institution has been adequately capitalized for four consecutive calendar quarters. The liability of the holding company is limited to the lesser of five percent of the institution's total assets or the amount which is necessary to bring the institution into compliance with all capital standards. In addition, "undercapitalized" institutions will be restricted from paying management fees, dividends and other capital distributions, will be subject to certain asset growth restrictions and will be required to obtain prior approval from the appropriate regulator to open new branches or expand into new lines of business.

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

	The OCC, the Federal Reserve Board and the FDIC have established regulations which, among other things, prescribe the capital thresholds for each of the five capital categories established by the Act. The following table reflects the capital thresholds:

                                  Total Risk-     Tier 1 Risk-     Tier 1
                                 Based Capital    Based Capital   Leverage
                                    Ratio            Ratio          Ratio
                                 -------------    -------------   --------
Well capitalized(1)                 >=10%             >=6%          >=5%
Adequately capitalized(1)           >= 8%             >=4%          >=4%(2)
Undercapitalized(4)                 <  8%             < 4%          < 4%(3)
Significantly undercapitalized(4)   <  6%             < 3%          < 3%
Critically undercapitalized          --                --           <=2%(5)
____________________
(1)  An institution must meet all three minimums.
(2) >=3% for composite 1-rated institutions, subject to appropriate federal banking agency guidelines.
(3) <3% for composite 1-rated institutions, subject to applicable federal banking agency guidelines.
(4) An institution falls into this category if it is below the specified capital level for any of the three capital measures.
(5)  Ratio of tangible equity to total assets.

	In addition, the Federal Reserve Board, the OCC and the FDIC have adopted regulations, pursuant to the FDICIA, defining operational and managerial standards relating to internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation,
fees and benefits.  	Both the capital standards and the safety and
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



ITEM 2.    DESCRIPTION OF PROPERTY.
-----------------------------------

     The Bank's main office is located in an approximately 1,800 square foot facility owned by the Bank located at 1600 Curtis Bridge Road in Wilkesboro, North Carolina. The facility includes four teller stations, one office, a vault, a night depository, and a drive-in window. The Bank opened a full service branch, located in North Wilkesboro, in June 1994. The Bank currently leases the 1,700 square foot facility containing four teller stations, a drive-in window, one office, a vault and a night depository. The Bank's Millers Creek branch office opened in February 1996. This 2,000 square foot leased facility contains four teller stations, one drive-in window, a vault, a night depository and safe deposit boxes.

     On August 15, 1997, the Bank opened a full service branch in Taylorsville, North Carolina. In connection with the opening of this branch, the Company purchased 1.6 acres of land and a 22,000 square foot facility in Taylorsville at the intersection of Highway 90 and Highway 16. The Company renovated 5,600 square feet of this facility to house the operations of the Taylorsville branch and intends to renovate and lease the remaining space to other businesses. Approximately 3,600 square feet of the facility is used for the Bank's branch facility and contains three teller stations, a drive-in window, two offices, a vault, safe deposit boxes, a night depository and an automated teller machine. The remaining 2,000 square feet will be used for future expansion of the Bank. In March, 2001 the Bank opened a loan production office in a leased space at 1223 Mt. Jefferson Road, West Jefferson. The office space includes two offices and a reception area. The Bank is constructing a 3,280 square foot building at 1055 Mt. Jefferson Road to house the West Jefferson branch, which management anticipates will be completed in June, 2002. In October, 2001 the Bank opened a loan production office in a 600 square foot space at 206 Southgate Drive in Boone, North Carolina. This leased office space contains a reception area with teller counter and two offices. The Bank plans to open a branch in this space in April, 2002. The Bank leased office space in Lenoir at 2153-A Morganton Blvd, SW to open a loan production office in December, 2001. This facility contains 1,250 square feet of space and includes a reception area and two offices. The reception area includes a counter that can be used for two teller stations.

     The Company also leases 7,200 square feet of office space in the Westfield Village Shopping Center in Wilkesboro, North Carolina. This facility houses certain of the Company's administrative and operational functions.



ITEM 3.    LEGAL PROCEEDINGS.
-----------------------------

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


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
---------------------------------------------------------------

     No matter was submitted during the fourth quarter ended December 31, 2001 to a vote of security holders of the Company.



                                     PART II


ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
--------------------------------------------------------------------

     (A)   Market Information

     During the period covered by this report and to date, there has been no established public trading market for the Company's Common Stock.

     (B)   Holders of Common Stock

     As of March 29, 2002, the number of holders of record of the Company's Common Stock was 747.

     (C)   Dividends

     The Company declared the following cash dividends during the fiscal year ended December 31, 2001:

                           Date Paid       Dividend Per Share
                           ---------       ------------------
                          June 25, 2001         $.025
                         August 25, 2001        $.025
                        November 20, 2001       $.025

     In addition, on January 17, 2002, the Company declared a cash dividend of $.025 per share payable on February 15, 2002 to shareholders of record as of January 31, 2002. Prior to June 25, 2001, the Company had not paid any cash dividends on shares of the Company's Common Stock. The Company's future dividend policy will depend on the Company's earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors of the Company.

     Because the Company's principal operations are conducted through the Bank, the Company generates cash to pay dividends primarily through dividends paid to it by the Bank. Accordingly, any dividends paid by the Company will depend on the Bank's earnings, capital requirements, financial condition and other factors. The Bank is restricted in its ability to pay dividends under the national banking laws and by regulations of the OCC. Pursuant to 12 U.S.C. 56, a national bank may not pay dividends from its capital. All dividends must be paid out of undivided profits, subject to other applicable provisions of law. Payments of dividends out of undivided profits is further limited by 12 U.S.C. 60(a), which prohibits a bank from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus not less than 1/10 of the Bank's net income of the preceding two consecutive half-year periods (in the case of an annual dividend). Pursuant to 12 U.S.C. 60(b), the approval of the OCC is required if the total of all dividends declared by the Bank in any calendar year exceeds the total of its net income for that year combined with its retained net income for the preceding two years, less any required transfers to surplus.



ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
--------------------------------------------------------------------------
           RESULTS OF OPERATIONS.
           ----------------------

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

     For the years ended December 31, 2001 and December 31, 2000, net income amounted to $1,358,556 and $1,610,166, respectively. For the years ended December 31, 2001 and December 31, 2000, basic income per share amounted to $.92 and $1.10, respectively, and diluted income per share amounted to $.88 and $1.02, respectively. During 2001 and 2000, there were outstanding warrants and stock options that were dilutive (i.e., upon exercise, they diluted earnings per share by more than 3%), therefore necessitating the disclosure of basic and diluted income per share. Net income in 2001 decreased by $251,610 or 15.6% over net income in 2000. The primary reason for this decrease was the continual reduction in short-term interest rates by the Federal Reserve during 2001. For example, the prime lending rate, which is a base rate for a significant portion of the Bank's loan portfolio was 9.75%, January 2001, declined to 4.75% by December 31, 2001. As a result of this dramatic and rapid decline in interest rates during the year, a majority of the Bank's loans adjusted when the prime rate adjusted while a majority of the Bank's interest-bearing liabilities, principally time deposits, could not be readjusted with the prime rate changes because they adjust at maturity.
As a result, the yield on the Bank's loan portfolio declined by more than the decline in the rates paid on deposits. This negatively impacted the net yield on earning assets and the interest rate spread.

     Average earning assets increased from $107.3 million at December 31, 2000 to $116.3 million at December 31, 2001, representing an increase of $9.0 million, or 8.4%. Average net loans grew a modest 7.8% as the recession in the national economy affected both credit demand and the number of quality borrowing opportunities. With loan demand softening, the Bank decided to invest additional funds in various taxable securities. Below are the various components of average earning assets for the periods indicated:

                                                      December 31,
                                                ------------------------
                                                   2001          2000
                                                   ----          ----
                                                     (In thousands)
Deposits with other banks                       $   1,256     $   2,288
Federal funds sold                                  1,473         2,478
Taxable securities                                 32,003        26,661
Non-taxable securities                              2,538         2,560
Net loans                                          78,999        73,280
                                                ---------     ---------
   Total earning assets                         $ 116,269     $ 107,267
                                                =========     =========

     This increase in average earning assets was, however, not sufficient to compensate for the interest rate declines discussed above as net interest income declined from $5,329,798 to $4,467,835. Below are the various components of interest income and expense, as well as their yield/costs for the periods indicated:

                                                Years Ended
                                  -------------------------------------
                                  December 31, 2001   December 31, 2000
                                  -----------------   -----------------
                                  Interest            Interest
                                   Income/    Yield    Income/    Yield
                                   Expense    Cost     Expense    Cost
Interest income:
---------------
Deposits with other banks         $     37    2.95%   $   169     7.38%
Federal funds sold                      57    3.87%       164     6.62%
Federal funds sold                   1,959    6.12%     1,825     6.85%
Taxable securities                      98    3.86%       105     6.21%
Non-taxable securities               6,936    8.78%     7,906    10.79%
                                  --------   -----    -------    -----
   Total                          $  9,087    7.82%   $10,169     9.53%
                                  ========   =====    =======    =====

Interest expense:
----------------
NOW and money market deposits     $    750    2.72%   $   583     2.94%
Savings deposits                        51    1.42%        64     1.75%
Time deposits                        3,446    5.48%     3,750     5.96%
Other borrowings                       372    5.92%       442     7.36%
                                  --------   -----    -------    -----
   Total                          $  4,619    4.60%   $ 4,839     5.24%
                                  ========   =====    =======    =====
   Net interest income            $  4,468            $ 5,330
                                  ========            =======
   Net yield on earning assets                3.84%               4.97%
                                             =====               =====

     Non-interest income as a percentage of average total assets for the years ended December 31, 2001 and December 31, 2000 amounted to .82% and ..44%, respectively. The year ended December 31, 2001 results are significantly above those of the year ended December 31, 2000 because of gains from the sale of securities. The drop in interest rates resulted in higher bond prices which favorably impacted the Bank's securities portfolio. Management chose to realize some of these gains and sold securities on several occasions during the year. Non-interest expense, as a percentage of average assets for the years ended December 31, 2001 and December 31, 2000, amounted to 2.84% and 2.92%, respectively. The primary reasons for the increase in expense in 2001, as compared to 2000 are higher occupancy, personnel and data processing expenses.


NET INTEREST INCOME

     The Company's results of operations are determined by its ability to manage effectively interest income and expense, to minimize loan and investment losses, to generate non-interest income and to control non-interest expense. Since interest rates are determined by market forces and economic conditions beyond the control of the Company, the ability to generate net interest income is dependent upon management's ability to maintain an adequate spread between the rate earned on earning assets and the rate paid on interest-bearing liabilities, such as deposits and borrowings. Thus, net interest income is a key performance measure of income.

     The Company's net interest income for the year ended December 31, 2001 was $4,467,835 as compared to $5,329,798 for the year ended December 31, 2000. Average yields on earning assets were 7.82% and 9.53% for the years ended December 31, 2001 and December 31, 2000, respectively. The average cost of funds for the year ended December 31, 2001 decreased to 4.60% from the year ended December 31, 2000 cost of 5.24%. Net interest yield is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest-earning assets. Net interest yield for the years ended December 31, 2001 and December 31, 2000 amounted to 3.84% and 4.97%, respectively. As discussed earlier, despite an increase in interest-earning assets, net interest income for the year ended December 31, 2001 as compared to the year ended December 31, 2000 decreased by $861,963 as a result of the continuous decline in interest rates throughout 2001. The net interest rate spread, which is the difference between interest-earning assets and interest-bearing liabilities, decreased 107 basis points from 4.29% in 2000 to 3.22% in 2001.


NON-INTEREST INCOME

     Non-interest income for the years ended December 31, 2001 and 2000 amounted to $1,005,223 and $498,272, respectively. As a percentage of average assets, non-interest income increased from 0.44% in 2000 to .82% in 2001 primarily because of gains realized from the sales of securities from the Bank's available-for-sale portfolio.

     The following table summarizes the major components of non-interest income for the periods therein indicated:

                                                 Year Ended December 31,
                                                ------------------------
                                                   2001          2000
                                                   ----          ----
                                                      (In thousands)
     Service fees on deposit accounts            $    279      $    287
     Gain (loss) on sale of securities                421           (50)
     Fees from Community Mortgage                     133           180
     Miscellaneous, other                             172            81
                                                 --------      --------
        Total non-interest income                $  1,005      $    498
                                                 ========      ========


NON-INTEREST EXPENSE

     Non-interest expense increased from $3,323,636 at December 31, 2000 to $3,474,752 at December 31, 2001. As a percent of total average assets, non-interest expense decreased from 2.92% in 2000 to 2.84% in 2001. Below are the components of non-interest expense for the years 2001 and 2000.

                                                 Year Ended December 31,
                                                ------------------------
                                                   2001          2000
                                                   ----          ----
                                                      (In thousands)
     Salaries and other personnel benefits       $  1,934      $  1,900
     Data processing charges                          246           234
     Professional fees                                119           130
     Occupancy                                        278           230
     Depreciation and amortization                    184           146
     Other expenses                                   714           684
                                                 --------      --------
        Total non-interest expense               $  3,475      $  3,324
                                                 ========      ========


ALLOWANCE FOR LOAN LOSSES

     During 2001, the allowance for loan losses increased from $1,252,537 at December 31, 2000 to $1,102,576 at December 31, 2001. The allowance for loan losses as a percent of gross loans declined slightly from 1.65% at December 31, 2000 to 1.19% at December 31, 2001. As of December 31, 2001, management considers the allowance for loan losses to be adequate to absorb possible future losses. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.


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

     Interest rate sensitivity refers to the responsiveness of interest-bearing assets and liabilities to changes in market interest rates. The rate sensitive position, or gap, is the difference in the volume of rate sensitive assets and liabilities, at a given time interval. The general objective of gap management is to manage actively rate sensitive assets and liabilities so as to reduce the impact of interest rate fluctuations ,on the net interest margin. Management generally attempts to maintain a balance between rate sensitive assets and liabilities as the exposure period is lengthened to minimize the Company's overall interest rate risks.

     The asset mix of the balance sheet is continually evaluated in terms of several variables: yield, credit quality, appropriate funding sources and liquidity. To effectively manage the liability mix of the balance sheet, management focuses on expanding the various funding sources. The interest rate sensitivity position at December 31, 2001 is presented below. Since all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity.

                                 After
                                 three    After
                                 months    six
                                  but     months   After one
                         Within  within    but      year but   After
                         three    six     within     within    five
                         months  months  one year  five years  years  Total
                         ------  ------  --------  ----------  -----  -----
                                       (Dollars in Thousands)
EARNING ASSETS
Loans                   $57,389 $  1,901  $  2,061  $23,550  $ 7,738 $ 92,639
Securities                1,464      867       628   30,601    1,957   35,517
Federal funds sold         --       --        --       --       --       --
Interest-bearing
 deposit                  1,713     --        --       --       --      1,713
                         ------  -------   -------   ------   ------  -------
Total earning assets    $60,566 $  2,768  $  2,689  $54,151  $ 9,695 $129,869
                         ======  =======   =======   ======   ======  =======

SUPPORTING SOURCE OF FUNDS

Interest-bearing demand
  deposits and savings  $40,441 $  2,068  $  1,301  $ 6,792  $  --   $ 50,602
Certificates,
  less than $100M        10,832    7,972     6,202    1,437     --     26,443
Certificates,
  $100M and over         11,448    8,198     3,294      694     --     23,634
FHLB borrowings               5    5,005        10    5,094      536   10,650
                         ------  -------   -------   ------   ------  -------
Total interest-
  bearing liabilities   $62,726 $ 23,243  $ 10,807  $14,017  $   536 $111,329
                         ======  =======   =======   ======   ======  =======

Interest rate
  sensitivity gap       $(2,160)$(20,475) $ (8,118) $40,134  $ 9,159 $ 18,540

Cumulative gap          $(2,160)$(22,635) $(30,753) $ 9,381  $15,540 $ 18,540

Interest rate
  sensitivity gap ratio   0.97     0.12      0.25     3.86    18.09     1.17

Cumulative interest rate
  sensitivity gap ratio   0.97     0.74      0.68     1.08     1.17     1.17

     As evidenced by the above table, the Company is marginally liability sensitive from zero to three months, liability sensitive from three months to one year and asset sensitive thereafter. In a declining interest rate environment, a liability sensitive position (a gap ratio of less than 1.0) is generally more advantageous since liabilities are repriced sooner than assets. Conversely, in a rising interest rate environment, an asset sensitive position (a gap ratio over 1.0) is generally more advantageous, as earning assets are repriced sooner than liabilities. With respect to the Company, an one time increase in interest rates will result in slightly lower earnings for the first three months, lower earnings from three months to one year, and higher earnings thereafter. Conversely, a decline in interest rates will result in slightly higher earnings for the first three months, increased earnings from three months to one year, and lower earnings thereafter. This, however, assumes that all other factors affecting earnings remain constant.

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

     Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities and to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. These funds can be obtained by converting assets to cash or by attracting new deposits. The Company's primary source of liquidity comes from its ability to maintain and increase deposits through the Bank. Deposits grew by $13.0 million during the year ended December 31, 2001.

     Large denomination certificates (greater than $100,000) remained relatively flat during 2001, and reliance on certificates of deposit to fund normal banking operations declined from the prior year. At December 31, 2001 and December 31, 2000, large denomination certificates accounted for 21.7% and 24.2% of total deposits, respectively. Large denomination CDs are generally more volatile than other deposits. As a result, management continually monitors the competitiveness of the rates it pays on its large denomination CDs and periodically adjusts its rates in accordance with market demands. Significant withdrawals of large denomination CDs may have a material adverse effect on the Bank's liquidity. Management believes that since a majority of the certificates were obtained from Bank customers residing in Wilkes County and Alexander County, North Carolina, the volatility of such deposits is lower than if such deposits were obtained from depositors residing outside of the Bank's market area, as outside depositors are more likely to be interest rate sensitive.

     Securities, particularly securities available-for-sale, provide a secondary source of liquidity for the Bank. Approximately $1.7 million of the $31.5 million in the Bank's available-for-sale securities portfolio is scheduled to mature during 2002. Additionally, several securities have call dates prior to their maturity dates, thus enhancing the Company's liquidity posture.

     Brokered deposits are deposit instruments, such as certificates of deposits, deposit notes, bank instrument contracts and certain municipal investment contracts that are issued through brokers and dealers who then offer and/or sell these deposit instruments to one or more investors. As of December 31, 2001 and 2000, the Company had no brokered deposits in its portfolio.

     Other than as set forth above, management knows of no trends, demands, commitments, events or uncertainties that should result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way in the foreseeable future.


CAPITAL ADEQUACY
     There are two primary measures of capital adequacy for banks and bank holding companies: (i) risk-based capital guidelines; and (ii) the leverage ratio.

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

     The Federal Reserve Board, the OCC and the FDIC issued a joint policy statement to bankers, effective June 26, 1996, to provide guidance on sound practices for managing interest rate risk. In the policy statement, the agencies emphasized the necessity of adequate oversight by a bank's board of directors and senior management and of a comprehensive risk management process. The policy statement also described the critical factors affecting the agencies' evaluations of a bank's interest rate risk when making a determination of capital adequacy. The agencies' risk assessment approach used to evaluate a bank's capital adequacy for interest rate risk relies on a combination of quantitative and qualitative factors. Banks that are found to have high levels of exposure and/or weak management practices will be directed by the agencies to take corrective action.

     The table below illustrates the Bank's and Company's regulatory capital ratios at December 31, 2001.

                                                          Minimum
                                                         Regulatory
                                    December 31, 2001    Requirement
                                    -----------------    -----------
 Bank
 ----
 Tier 1 Capital                           11.9%              4.0%
 Tier 2 Capital                            1.1%              N/A
                                          ----              ----
    Total risk-based capital ratio        13.0%              8.0%
                                          ====              ====

 Leverage ratio                           10.0%              4.0%
                                          ====              ====

 Company - Consolidated
 ----------------------
 Tier 1 Capital                           14.9%              4.0%
 Tier 2 Capital                            1.1%              N/A
                                          ----              ----
    Total risk-based capital ratio        16.0%              8.0%
                                          ====              ====

 Leverage ratio                           12.6%              4.0%
                                          ====              ====

     The above ratios indicate that the capital positions of the Company and the Bank are sound and that the Company is well positioned for future growth.



ITEM 7.  FINANCIAL STATEMENTS.
-----------------------------

     The following financial statements are filed with this report:

   Independent Auditors' Report

   Consolidated Balance Sheet - December 31, 2001 and 2000

   Consolidated Statements of Income - Years ended December 31, 2001 and 2000

   Consolidated Statements of Changes in Shareholders' Equity -
    Years ended December 31, 2001 and 2000

   Consolidated Statements of Cash Flows - Years ended
    December 31, 2001 and 2000

   Notes to Consolidated Financial Statements



                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------

Board of Directors
Community Bancshares, Inc.and Subsidiaries
Wilkesboro, North Carolina

We have audited the accompanying consolidated balance sheets of Community Bancshares, Inc. and subsidiaries (the "Company") as of December 31, 2001, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of the Company as of December 31, 2000, were audited by other auditors whose report dated March 1, 2001, expressed an unqualified opinion on those consolidated statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Community Bancshares, Inc., and subsidiaries at December 31, 2001, and the consolidated results of their operations and their cash flows for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


                                 /s/  CHERRY, BEKAERT & HOLLAND, L.L.P.

Greensboro, North Carolina
February 22, 2002



                         COMMUNITY BANCSHARES, INC.
                         WILKESBORO, NORTH CAROLINA
                        Consolidated Balance Sheets


ASSETS                                              As of December 31,
------                                       -----------------------------
                                                   2001            2000
                                                   ----            ----
Cash and due from banks                      $   4,022,530   $   3,121,848
Interest bearing deposits                        1,713,466       2,789,223
Federal funds sold                                 -  -          1,200,000
                                             -------------   -------------
  Total cash and cash equivalents                5,735,996       7,111,071
Securities:
  Available-for-sale at fair value              32,786,293      28,748,815
  Held-to-maturity (Estimated market
  values of $2,781,000 and $3,672,801 at
  December 31, 2001 and 2000, respectively)      2,731,031       3,623,682
Loans, net                                      91,536,336      74,576,196
Property and equipment, net                      2,995,830       2,174,511
Other assets                                       944,845       1,214,187
                                             -------------   -------------
  Total Assets                               $ 136,730,331   $ 117,448,462
                                             =============   =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Deposits
  Non-interest bearing deposits              $   8,600,031   $   7,841,546
  Interest bearing deposits                    100,678,394      88,478,580
                                             -------------   -------------
       Total deposits                          109,278,425      96,320,126
FHLB borrowings                                 10,649,548       5,667,288
Other liabilities                                1,006,045       1,200,811
                                             -------------   -------------
  Total Liabilities                            120,934,018     103,188,225
                                             -------------   -------------

Commitments and Contingencies

Shareholders' Equity:
Common stock, $3.00 par value,
   10,000,000 shares authorized;
   issued and outstanding 1,512,882
   in 2001 and 1,471,884 in 2000                 4,538,646   $   4,415,652
Paid-in-capital                                  4,828,013       4,762,393
Retained earnings                                6,079,520       4,831,429
Accumulated other comprehensive income             350,134         250,763
                                             -------------   -------------
   Total Shareholders' Equity                   15,796,313      14,260,237
                                             -------------   -------------
   Total Liabilities
   and Shareholders' Equity                  $ 136,730,331   $ 117,448,462
                                             =============   =============


             See notes to the consolidated financial statements.



                         COMMUNITY BANCSHARES, INC.
                         WILKESBORO, NORTH CAROLINA
                      Consolidated Statements of Income


                                              Years Ended of December 31,
                                             -----------------------------
                                                   2001            2000
                                                   ----            ----
Interest Income:
 Interest and fees on loans                  $   6,935,932   $   7,905,772
 Interest on investment securities               2,057,072       1,929,805
 Interest on deposits with other banks              36,778         169,310
 Interest on federal funds sold                     56,779         164,277
                                             -------------   -------------
      Total interest income                      9,086,561      10,169,164
Interest Expense:
 Interest on deposits and borrowings             4,618,726       4,839,366
                                             -------------   -------------
      Net interest income                        4,467,835       5,329,798
 Provision for possible loan losses                200,000         130,000
                                             -------------   -------------
      Net interest income after provision
       for possible loan losses                  4,267,835       5,199,798
                                             -------------   -------------

Other Income:
  Gain on sale of securities                       421,094         (49,559)
  Gain on sale of assets                           100,000          -  -
  Service fees on deposit accounts                 278,520         286,884
  Fees from Community Mortgage                     132,761         179,896
  Miscellaneous, other                              72,848          81,051
                                             -------------   -------------
      Total other income                         1,005,223         498,272
                                             -------------   -------------

Other Expenses:
  Salaries and benefits                          1,933,465       1,899,781
  Data processing expense                          246,215         233,768
  Occupancy expense                                278,355         229,576
  Professional fees                                118,694         130,060
  Depreciation and amortization                    183,721         145,750
  Other operating expenses                         714,302         684,701
                                             -------------   -------------
      Total other expenses                       3,474,752       3,323,636
                                             -------------   -------------

Income before income taxes                       1,798,306       2,374,434
Income taxes                                       439,750         764,268
                                             -------------   -------------

Net income                                   $   1,358,556   $   1,610,166
                                             =============   =============

Basic earnings per share                          $    .92        $   1.10
                                                  ========        ========
Diluted earnings per share                        $    .88        $   1.02
                                                  ========        ========


             See notes to the consolidated financial statements.



                       COMMUNITY BANCSHARES, INC.
                       WILKESBORO, NORTH CAROLINA
           Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2001 and 2000


                                                       Accumulated
                                                          Other
              Number    Common       Paid                Compre-
                Of      Stock        -in-      Retained  hensive
              Shares   Par Value    Capital    Earnings  Income      Total
              ------   ---------    -------    --------  ------      -----
Balance,
December 31,
  1999       1,467,384 $4,402,152 $4,742,143 $3,221,263 $(230,122) $12,135,436

Comprehensive
 income:
 Net income,
  2000           --         --         --     1,610,166     --       1,610,166
 Unrealized
   gain,
   securities,
   net of tax    --         --         --         --      480,885      480,885
                                                                    ----------
Total
 comprehensive
 income                                                              2,091,051

Exercise of
 options        16,500     49,500    128,250      --        --         177,750

Purchase and
 cancellation
 of common
 stock         (12,000)   (36,000)  (108,000)     --        --        (144,000)
             ---------  ---------  ---------  ---------  --------   ----------
Balance,
December 31,
  2000       1,471,884  4,415,652  4,762,393  4,831,429   250,763   14,260,237
             ---------  ---------  ---------  ---------  --------   ----------

Comprehensive income:
  Net income,
   2001          --         --         --     1,358,556     --       1,358,556
  Unrealized
   gain,
   securities,
   net of tax    --         --         --         --      198,513      198,513
  Less: reclass-
   ification
   adjustment,
   net of tax    --         --         --         --      (99,142)     (99,142)
                                                         --------   ----------
                                                           99,371       99,371
                                                         --------   ----------
Total
 comprehensive
 income                                                              1,457,937
                                                                    ----------
Cash dividends
 (.075 per
  share)         --         --         --      (110,465)    --        (110,465)

Exercise of
 options        16,000     48,000    112,000      --        --         160,000

Warrants
 exercised      41,748    125,244    104,370      --        --         229,614

Purchase and
 cancellation
 of common
 stock         (16,750)   (50,250)  (150,750)     --        --        (201,000)
             ---------  ---------  ---------  ---------  --------   ----------

Balance,
December 31,
  2001       1,512,882  4,538,646 $4,828,013 $6,079,520 $ 350,134  $15,796,313
             =========  =========  =========  =========  ========   ==========

             See notes to the consolidated financial statements.



                         COMMUNITY BANCSHARES, INC.
                         WILKESBORO, NORTH CAROLINA
                   Consolidated Statements of Cash Flows

                                              Years Ended of December 31,
                                             -----------------------------
                                                   2001            2000
                                                   ----            ----
Cash flows from operating activities:
Net income                                    $   1,358,556   $   1,610,166
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
    Depreciation and amortization                  183,720         145,750
    Net accretion or discount on securities       (120,961)        (44,278)
    (Gain) loss on sale or  settlements
     of securities                                (421,094)         49,559
    Provision for loan losses                      200,000         130,000
    Decrease (increase) in other assets            269,342        (171,794)
    Increase (decrease) in liabilities            (194,766)        158,156
                                             -------------   -------------
Net cash provided by operating activities        1,274,797       1,877,559
                                             -------------   -------------

Cash flows from investing activities:
Available-for-sale securities:
   Proceeds from sale of securities             16,503,272       3,807,773
   Proceeds from maturities,
    calls and paydowns                           7,166,651       2,609,446
   Purchase of securities                      (27,021,354)    (15,318,150)
Held-to-maturity securities:
   Purchase of securities                       (1,067,446)     (1,950,403)
   Proceeds from maturities,
    calls and paydowns                           1,915,476         133,211
Net increase in loans                          (17,160,140)     (1,770,595)
Purchase of property and equipment              (1,005,039)       (140,751)
                                             -------------   -------------
Net cash used by investing activities          (20,668,580)    (12,629,469)
                                             -------------   -------------

Cash flows from financing activities:
Proceeds from exercise of options
   and warrants                                    389,614         177,750
Purchase and cancellation of common stock         (201,000)       (144,000)
Cash dividends                                    (110,465)         -  -
FHLB borrowings                                  5,000,000      (3,017,631)
FHLB repayments                                    (17,740)         -  -
Increase in deposits                            12,958,299       4,377,606
                                             -------------   -------------
Net cash provided by financing activities       18,018,708       1,393,725

Net (decrease) in cash and cash equivalents     (1,375,075)     (9,358,185)
Cash and cash equivalents, beginning of year     7,111,071      16,469,256
                                             -------------   -------------
Cash and cash equivalents, end of year       $   5,735,996   $   7,111,071
                                             =============   =============

Supplemental Information:
Income taxes paid                            $     428,595   $     726,985
                                             =============   =============
Interest paid                                $   4,621,185   $   4,720,693
                                             =============   =============


             See notes to the consolidated financial statements.



                        COMMUNITY BANCSHARES, INC.
                        WILKESBORO, NORTH CAROLINA
                 Notes To Consolidated Financial Statements
                        December 31, 2001 And 2000


NOTE 1 - SUMMARY OF ORGANIZATION

Community Bancshares, Inc., Wilkesboro, North Carolina (the "Company") was incorporated under the laws of the State of North Carolina on June 11, 1990, and owns 100% of Northwestern National Bank (formerly Wilkes National Bank) (the "Bank") and Community Mortgage Corporation ("Community Mortgage"). The Bank commenced operations on January 17, 1992, as Wilkes National Bank. It changed its name to Northwestern National Bank in 2001. The Bank is primarily engaged in the business of obtaining deposits and providing commercial, consumer, and real estate loans to the general public. Bank deposits are each insured up to $100,000 by the Federal Deposit Insurance Corporation (the "FDIC") subject to certain limitations imposed by the FDIC. The Bank operates four full service branches, three in Wilkes County and one in Alexander County. A fifth branch is under construction in Ashe County. The Bank has three loan production offices located in Ashe, Caldwell and Watauga counties.

During 1994, the Company, together with four unrelated banks, established Community Mortgage Corporation ("Community Mortgage") to engage in mortgage related activities. The Company initially invested $50,000 in Community Mortgage in exchange for 20% of Community Mortgage's common stock. During 1996 and 1997, the Company acquired additional shares of Community Mortgage, eventually increasing its ownership position to 100% of the voting shares.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and reclassification

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Northwestern National Bank and Community Mortgage Corporation, (collectively "the Company".) All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications had no impact on net income or shareholders' equity.

Basis of accounting and uses of estimates

The accounting and reporting policies of the Company conform to generally accepted accounting principles and to general practices in the banking industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and income and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses.

Cash and due from banks

The Company maintains ongoing deposit relationships with other banks which, at times, may exceed federally insured limits. The Company has never experienced any material losses from such deposit relationships.

Investment securities

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

Realized gains and losses from sales of investment securities are determined based upon the specific identification method. Premiums and discounts are recognized in interest income using the level-yield method.

Management periodically evaluates investment securities for other than temporary declines in value and records losses, if any, through an adjustment to earnings.

Loans, interest and fee income on loans

Loans are reported at their outstanding principal balance adjusted for charge-offs, unamortized loan fees and the allowance for possible loan losses. Interest income is recognized over the term of the loan based on the principal amount outstanding. Non-refundable loan fees are taken into income to the extent they represent the direct cost of initiating a loan; the amount in excess of direct costs is deferred and amortized over the expected life of the loan.

Accrual of interest on loans is discontinued either when (i) reasonable doubt exists as to the full or timely collection of interest or principal or when
(ii) a loan becomes contractually past due by 90 days or more with respect to interest or principal. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on such loans is then recognized only to the extent cash is received and where the future collection of principal is probable. Loans are returned to accruing status only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.

Impaired loans are: (i) non-performing loans that have been placed on nonaccrual status; and (ii) loans which are performing according to all contractual terms of the loan agreement, but many have substantive indication of potential credit weakness. Accounting standards require impaired loans to be measured based on: (a) the present value of expected future cash flows discounted at the loan's original effective interest rate; or (b) the loan's observable market price; or (c) the fair value of the collateral if the loan is collateral dependent.

Allowance for loan losses

The allowance for loan losses represents management's estimate of probable losses inherent in the loan portfolio and is established through provisions charged to operations. Loans deemed to be uncollectible are charged against the allowance, and subsequent recoveries, if any, are credited to the allowance. The adequacy of the allowance is based on management's evaluation of the loan portfolio under current economic conditions, past loan loss experience, adequacy of underlying collateral, changes in the nature and volume of the loan portfolio, review of specific problem loans, and such other factors which, in management's judgment, deserve recognition in estimating loan losses. The evaluation for the adequacy of the allowance is inherently subjective as its requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. Various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Property and equipment

Building, furniture, equipment and leasehold improvements are stated at cost, net of accumulated depreciation. Land is carried at cost. Maintenance and repairs are charged to operations, while major improvements are capitalized. Upon retirement, sale or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts, and gain or loss is included in income from operations. Depreciation expense is charged to operations over the estimated useful lives of the assets. The estimated useful lives and methods of depreciation for the principal items follow:

            Type of Asset            Life in Years     Depreciation Method

     Furniture and equipment            3 to 18          Straight-line
     Building and improvements         27 to 39          Straight-line
     Leasehold improvements               5              Straight-line

Other real estate

Other real estate represents property acquired through foreclosure proceedings. Other real estate is carried at the lower of: (i) cost; or
(ii) fair value less estimated selling costs. Fair value is determined on the basis of current appraisals, comparable sales and other estimates of value obtained principally from independent sources. Any excess of the loan balance at the time of foreclosure over the fair value of the real estate held as collateral is treated as a loan loss and charged against the allowance of loan losses. Gain or loss on the sale of the property and any subsequent adjustments to reflect changes in fair value of the property are reflected in the income statement. Recoverable costs relating to the development and improvement of the property are capitalized whereas routine holding costs are charged to expense.

Income Taxes

Income tax expense consists of current and deferred taxes. Current income tax provisions approximate taxes to be paid or refunded for the applicable year. Deferred tax assets and liabilities are recognized for the temporary differences between the bases of assets and liabilities as measured by tax laws and their bases as reported in the financial statements. Deferred tax expense or benefit is then recognized for the change in deferred tax assets or liabilities between periods.

Recognition of deferred tax assets is based on management's belief that it is more likely than not that the tax benefit associated with certain temporary differences, tax operating loss carryforwards, and tax credits will be realized. A valuation allowance is recorded for those deferred tax items for which it is more likely than not that realization will not occur.

Statement of cash flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest bearing deposits with other banks, and federal funds sold. Generally, federal funds are purchased or sold for one day periods.

Earnings per share ("EPS")

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

The following is a reconciliation of net income (the numerator) and the weighted average shares outstanding (the denominator) used in determining basic and diluted EPS for each of the following periods:

                                        Year Ended December 31, 2001
                                      Basic EPS             Diluted EPS
                                Numerator  Denominator  Numerator
Denominator
Net income                     $ 1,358,556     -       $ 1,358,556     -
Weighted average shares             -       1,472,485       -       1,472,485
Dilutive options,
   warrants, net                    -          -            -          76,986
     Totals                    $ 1,358,556  1,472,485  $ 1,358,556  1,549,471

EPS                                      $.92                    $.88


                                        Year Ended December 31, 2000
                                      Basic EPS             Diluted EPS
                                Numerator  Denominator  Numerator
Denominator
Net income                     $ 1,610,166     -       $ 1,610,166     -
Weighted average shares             -       1,469,119       -       1,469,119
Dilutive options,
   warrants, net                    -          -            -         114,578
     Totals                    $ 1,610,166  1,469,119  $ 1,610,166  1,583,697

EPS                                     $1.10                   $1.02

New accounting pronouncements

Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," establishes standards for the financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations," and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations within the scope of SFAS No. 141 initiated after June 30, 2001, are to be accounted for using the purchase method.

SFAS No. 142, "Goodwill and Other Intangible Assets," was issued in June 2001 and establishes standards for the financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." It addresses how intangible assets that are acquired individually or with groups of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS No. 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, but without the constraint of the 40-year maximum life required by SFAS No. 142. The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001. The Company had no intangible assets at December 31, 2001.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," was issued in August 2001 and supersedes SFAS No. 121. SFAS No. 144 establishes standards for the financial accounting and reporting requirements for the impairment or disposal of long-lived assets. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company expects that adopting the provisions of SFAS No. 144 will not have a material impact on the consolidated financial statements of the Company.

Operating segments

The FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," in June 1997, which established standards for the way public business enterprises report information about operating segments. This statement also establishes standards for related disclosures about products, services, geographic areas and major customers. In adopting Statement No. 131, the Company has determined that, using the definitions contained in the statement, all of its activities constitute two reportable operating segments.


NOTE 3 - REQUIRED RESERVES AND FEDERAL FUNDS SOLD

The Bank is required to maintain legal cash reserves computed by applying prescribed percentages to its various types of deposits. Pursuant to the FRB's reserve requirements, the Bank was required to maintain certain cash reserve balances with the Federal Reserve System of approximately $343,000 and $326,000 at December 31, 2001 and 2000, respectively. When the Bank's cash reserves are in excess of the required amount, the Bank may lend the excess to other banks on a daily basis. At December 31, 2001 and 2000, the Bank sold zero and $1,200,000, respectively, to other banks through the federal funds market.


NOTE 4 - SECURITIES AVAILABLE-FOR-SALE

The amortized costs and estimated market values of securities available-for-sale follow:
                                              Gross
                           Amortized        Unrealized
Description                  Cost         Gains      Losses     Fair Value
December 31, 2001

U.S. Agency securities    $ 22,939,523  $ 527,273  $ (36,943)  $ 23,429,853
Municipal securities         3,075,035     41,237       (776)     3,115,496
Corporate bonds              3,339,163     21,871    (41,294)     3,319,740
Mortgage pools               2,174,098     20,459     (1,320)     2,193,237
FRB, FHLB stock                727,967      -          -            727,967

     Total                $ 32,255,786  $ 610,840  $ (80,333)  $ 32,786,293

December 31, 2000

U.S. Agency securities    $ 22,729,514  $ 394,103  $  (1,370)  $ 23,122,247
FRB, FHLB stock                625,400      -          -            625,400
Municipal securities         2,556,069      5,628     (8,607)     2,553,090
Corporate bonds                509,664      -          -            509,664
Mortgage pools               1,948,223      3,172    (12,981)     1,938,414

     Total                $ 28,368,870  $ 402,903  $ (22,958)  $ 28,748,815

All national banks are required to hold Federal Reserve Bank stock and all members of the Federal Home Loan Bank are required to hold FHLB stock. Since no ready market exists for either stock, both FRB and FHLB stocks are considered restricted and are reported at cost.

The amortized cost and fair value of securities available-for-sale at December 31, 2001, by contractual maturity, are shown in the following chart. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
                                         Amortized
                                            Cost             Fair Value
	Due in one year or less           $  1,748,155        $  1,768,850
	Due after one through five years    28,088,054          28,580,301
	Due after five through ten years     1,105,970           1,110,357
	Due after ten years                    585,640             598,819
	Total                             $ 31,527,819        $ 32,058,327

Proceeds from sales of securities during calendar years 2001 and 2000 were $16,503,272 and $3,807,773, respectively; gross realized gains and losses were $414,055 and $0 in 2001, and $0 and $49,552 in 2000.

As of December 31, 2001, securities with a carrying value of $4,375,000 were pledged to secure public funds, repurchase agreements and for other purposes required or permitted by law. Also, securities with a carrying value of $5,104,700 were pledged to the Federal Home Loan Bank as surety for certain advances.


NOTE 5 - SECURITIES HELD-TO-MATURITY

The amortized costs and estimated market values of securities held-to-maturity follow:

                                              Gross
                           Amortized        Unrealized
Description                  Cost         Gains      Losses     Fair Value
December 31, 2001

U.S. Agency securities    $    844,184  $  20,368  $   -       $    864,552
Mortgage pools               1,886,847     29,605         (3)     1,916,448
     Total                $  2,731,031  $  49,973  $      (3)  $  2,781,000

                                              Gross
                           Amortized        Unrealized
Description                  Cost         Gains      Losses     Fair Value
December 31, 2000

U.S. Agency securities    $  2,005,826  $  42,287  $    (879)  $  2,047,234
Mortgage pools               1,617,856      9,952     (2,241)     1,625,567
     Total                $  3,623,682  $  52,239  $  (3,120)  $  3,672,801

The amortized costs and estimated market values of securities held-to-maturity at December 31, 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
                                         Amortized
                                            Cost             Fair Value
	Due in one year or less           $     52,347        $     52,913
	Due after one through five years     1,332,259           1,366,087
	Due after five through ten years       755,689             764,967
	Due after ten years                    590,736             597,033
	Total                             $  2,731,031        $  2,781,000

At December 31, 2001, securities with a carrying value of $438,000 were pledged to secure public funds, repurchase agreements and for other purposes required or permitted by law.


NOTE 6 - LOANS

The composition of loans by major loan category, as of December 31, 2001 and 2000, follows:
	                                                December 31,
	                                            2001           2000
	Commercial, financial, agricultural    $ 37,300,022   $ 38,570,611
	Real estate - construction                6,581,730      4,377,975
	Real estate - mortgage                   42,553,085     22,244,182
	Installment                               5,938,522     10,336,549
	Lease financing                             265,554        299,416
	     Loan, gross                         92,638,913     75,828,733
	Less:
	     Allowance for loan losses           (1,102,577)    (1,252,537)
	         Loans, net                    $ 91,536,336   $ 74,576,196

The Company considers impaired loans to include all restructured loans, loans on which the accrual of interest had been discontinued and all other loans which are performing according to the loan agreement, but may have substantive indication of potential credit weakness. At December 31, 2001 and 2000, the total recorded investment in impaired loans, all of which had allowances determined in accordance with FASB Statements No. 114 and No. 118, amounted to approximately $3,000,672 and $3,709,698, respectively. The average recorded investment in impaired loans amount to approximately $3,355,185 and $2,685,766 for the years ended December 31, 2001 and 2000, respectively. The allowance for loan losses related to impaired loans amount to approximately $393,942 and $404,268 at December 31, 2001 and 2000, respectively. Interest income recognized on impaired loans for the years ended December 31, 2001 and 2000 amounted to $289,588 and $207,055, respectively. The amount of interest recognized on impaired loans using the cash method of accounting was not material for the years ended December 31, 2001 and 2000. The Company has no commitments to lend additional funds to borrowers whose loans have been modified.


NOTE 7 - ALLOWANCE FOR LOAN LOSSES

The activity within the allowance for loan losses for the years ended December 31, 2001 and 2000 follows:
	                                                December 31,
	                                            2001           2000
	Balance, beginning of year             $  1,252,537   $  1,228,895
	Add:  Provision for loan losses             200,000        130,000
	Add:  Recoveries of previously
	       charged-off amounts                   20,080         89,130
	      Total                               1,472,617      1,448,025
	Deduct:  Amounts charged-off               (370,041)      (195,488)
	Balance, end of year                   $  1,102,576   $  1,252,537


NOTE 8 - PROPERTY AND EQUIPMENT

Building, furniture, equipment, land, and leasehold improvements are stated at cost less accumulated depreciation. Components of property and equipment included in the consolidated balance sheets at December 31, 2001 and 2000 follow:
	                                             December 31,
	                                            2001           2000
	Land                                   $  1,154,304   $    574,193
	Building and improvements                 1,528,589      1,495,984
	Leasehold improvement                        96,488         13,165
	Furniture and equipment                     909,051        638,502
	Construction in progress                      4,858          -
	    Property and equipment                3,693,290      2,721,844
	Deduct:
	    Accumulated depreciation               (697,460)      (547,333)
	        Property and equipment, net    $  2,995,830   $  2,174,511

Depreciation expense for the years ended December 31, 2001 and 2000 amounted to $177,060 and $141,068, respectively.


NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

At December 31, 2001 and 2000, the Company had unused loan commitments of approximately $16.2 million and $12.3 million, respectively. Additionally, standby letters of credit of approximately $76,000 and $42,000 were outstanding at December 31, 2001 and 2000, respectively. The majority of these commitments are collateralized by various assets. No material losses are anticipated as a result of these transactions.

The Company leases its administrative offices, land for one branch, and buildings for one branch and three loan production offices under operating leases.

For the years ended December 31, 2001 and 2000, lease payments relating to these operating leases amounted to $87,349 and $12,266, respectively.

Future minimum annual rental payments on these leases, excluding possible renewals and extensions are as follows:

                    Year Ended
                    December 31,             Amount
                       2002                $ 126,000
                       2003                  113,000
                       2004                   94,000
                       2005                   95,000
                       2006                   81,000
                     Thereafter              126,000
                       Total               $ 635,000

The Company and its subsidiaries are subject to claims and lawsuits which arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position of the Company and its subsidiaries.


NOTE 10 - DEPOSITS

The following details deposit accounts at December 31, 2001 and 2000:

	                                                December 31,
	                                            2001           2000
	Non-interest bearing deposits          $  8,600,031   $  7,841,546
	Interest bearing deposits:
	     NOW accounts                        10,301,980      9,097,664
	     Money market accounts               25,643,728     12,951,589
	     Savings                             14,655,839      3,565,927
	     Time, less than $100,000            26,443,300     39,518,502
	     Time, $100,000 and over             23,633,547     23,344,898
	          Total deposits               $109,278,425   $ 96,320,126

At December 31, 2001, the scheduled maturities of all certificates of deposit were as follows:

                    Year Ended
                    December 31,             Amount
                       2002                $ 47,945,771
                       2003                   1,513,557
                       2004                     495,492
                       2005                      66,836
                       2006                      55,191
                       Total               $ 50,076,847


NOTE 11 - FHLB BORROWINGS

Borrowings from the FHLB totaled $10,649,547 and $5,667,288 at December 31, 2001 and 2000, respectively. These advances are collateralized by a lien on qualifying first mortgage loans in an amount necessary to satisfy the outstanding indebtedness plus accrued interest. In addition, the borrowings are secured by the Company's FHLB stock and may also be collateralized by additional pledges of eligible investment securities. Advances had interest rates ranging from 2.25% to 6.41% at December 31, 2001, and 5.71% to 6.60% at December 31, 2000. Maturities of advances at December 31, 2001 are as follows:

                    Year Ended
                    December 31,             Amount
                       2002                $ 5,019,185
                       2003                  1,020,748
                       2004                  2,022,300
                       2005                  2,024,255
                       2006                     26,231
                     Thereafter                536,829
                       Total               $10,649,548

Fixed rate borrowings amounting to $649,547 and $667,288 were outstanding at December 31, 2001 and 2000, respectively. All other borrowings are at fixed rates with call dates, at the option of the FHLB, ranging from March 17, 2001 to March 17, 2002.


NOTE 12 - SHAREHOLDERS' EQUITY

The Company currently has 10.0 million shares of common stock authorized, 1,512,882 shares of which were issued and outstanding at December 31, 2001. The holders of common stock have no preemptive rights with respects to the issuance of any shares by the Company. The Company is authorized to issue up to 1.0 million shares of preferred stock, $6.00 par value, issuable in series, the relative rights and preferences of which shall be designated by the Board of Directors. The preferred stock may have senior dividend and/or liquidation preferences superior to those of common stock. No preferred stock was issued and outstanding at December 31, 2001 and 2000.

In the initial stock sale in 1990, the Company offered warrants to its organizers and to a group of initial subscribers. Each warrant, when surrendered with $5.50 to the Company, is convertible into one share of common stock. The warrants expire from January 17, 2002. At December 31, 2001 and 2000, there were 109,820 and 151,568 stock warrants outstanding, respectively. During 2001 and 2000, 41,748 and zero warrants, respectively, were exercised at $5.50 per share.

The Company adopted an incentive stock option plan covering 400,000 stock options. At December 31, 2001 and 2000, there were 186,000 and 170,000 stock options, respectively, outstanding. See Note 16.


NOTE 13 - INTEREST ON DEPOSITS AND BORROWINGS

A summary of interest expense for the years ended December 31, 2001 and 2000 follows:
	                                                December 31,
	                                            2001           2000
	Interest on NOW accounts               $     61,284   $     42,543
	Interest on money market accounts           688,972        340,861
	Interest on savings accounts                 50,719         63,915
	Interest on CDs under $100,000            2,279,988      2,291,526
	Interest on CDs $100,000 and over         1,165,725      1,458,387
	Interest, other borrowings                  372,038        442,134
	          Total deposits               $  4,618,726   $  4,839,366


NOTE 14 - OTHER OPERATING EXPENSES

A summary of other operating expenses for the years ended December 31, 2001 and 2000 follows:
	                                                December 31,
	                                            2001           2000
	Advertising and public relations       $     97,132   $     82,813
	Supplies and printing                        93,258         83,399
	Courier expense                              65,753         73,308
	Equipment expense                            96,386         66,156
	Loan expenses                                77,307         81,859
	Computer expense                             44,648         33,439
	Regulatory assessments                       62,123         61,172
	All other operating expenses                177,695        202,555

	     Total other operating expenses    $    714,302   $    684,701


NOTE 15 - INCOME TAXES

As of December 31, 2001 and 2000, the Company's provision for income taxes consisted of the following:
                                             December 31,
                                          2001          2000
Current                               $  443,000    $  758,757
Deferred (benefit)                        (3,250)        5,511

     Income tax expense               $  439,750    $  764,268

The Company's provision for income taxes differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes. A reconciliation of federal statutory income taxes to the Company's actual income tax provision follows for the years ended December 31, 2001 and 2000.
                                          2001          2000
Income taxes at statutory rate        $  611,400    $  807,308
State tax, net of Federal benefits         2,310        34,070
Change in valuation allowance            (66,500)       29,899
Tax exempt income                       (190,100)      (74,185)
Other                                      1,640       (32,824)

     Total                            $  439,750    $  764,268

The tax effects of the temporary differences that comprise the net deferred tax liability at December 31, 2001 and the net tax assets at December 31, 2000 are presented below:
                                          2001          2000
Deferred tax assets:
   Allowance for loan losses          $  490,700    $  398,239
   Other                                  27,800        27,880
                                         518,500       426,119
   Less:  Valuation allowance           (468,300)     (401,822)
                                          50,200        24,297

Deferred tax liabilities:
   Net unrealized gain on
    securities available-for-sale       (180,400)     (129,181)
   Depreciation                          (22,600)        1,365
                                        (203,000)     (127,816)
Net deferred tax liability            $ (152,800)   $ (103,519)

There was a net change in the valuation allowance during the calendar years 2001 and 2000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projection for future taxable income over the periods which the temporary differences resulting in the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of those deductible differences, net of the existing valuation allowance at December 31, 2001.


NOTE 16 - BENEFIT PLANS AND STOCK OPTIONS

The Company has a savings plan (the "Savings Plan") administered under the provisions of the Internal Revenue Code Section 401(k). During the calendar years 2001 and 2000, the Company made contributions totaling $47,982 and $44,810, respectively, to the Savings Plan.

On November 18, 1993, the Bank's Board of Directors adopted a profit sharing plan ("Profit Plan") for the benefit of its employees. There were no transactions relating to this Profit Plan during either 2001 or 2000.

The shareholders of the Company approved an incentive stock option plan ("Incentive Plan") for directors and key employees. The Incentive Plan became effective March 18, 1993 and covers 400,000 options. The exercise price of options granted must be at least the average market price as of the date of the grant. The above options expire between five to ten years from the date of the grant. In May, 1994, the Incentive Plan was amended to, among other things, provide for the automatic annual grant of options to purchase 2,000 shares of common stock to each of the Company's outside directors. The Plan is accounted for under the provisions of Statement of Financial Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" as permitted by SFAS No. 123, the Company has elected to continue using the measurement method prescribed in Accounting Principles Board (APB) Opinion No. 25 and, accordingly, SFAS No. 123 has no effect on the Company's financial position or results of operations. The following table summarizes the activities within the Company's Incentive Plan.

                                              Stock Options
                                            2001         2000
Options outstanding                       170,000      180,500
Options granted this year                  34,000       19,000
Options exercised this year               (16,000)     (16,500)
Options forfeited this year                (2,000)     (13,000)
Options cancelled this year                   -            -

Balance, end of year                      186,000      170,000

The options, which are all exerciseable, entitle their holders to purchase one share of the Company's common stock for an amount between $5.50 to $17.00 each, at a weighted average price of $12.72. The weighted average fair value of options granted in 2001 is $3.24.

Because the Company had adopted the disclosure-only provisions of SFAS No. 123, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date of the awards consistent with the provisions of SFAS No. 123, the Company's net income and income per share would have changed to the pro forma amounts indicated below:

                                            2001          2000
     Net earnings - as reported        $ 1,358,556   $ 1,610,166
     Net earnings - pro forma            1,337,102     1,554,967
     Basic income per share
      - as reported                            .92          1.10
     Diluted income per share
      - as reported                            .88          1.02
     Basic loss per share - pro forma          .91          1.06
     Diluted loss per share - pro forma        .86           .99

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 20%, risk-free interest 5.00%, and 6.00%, in 2001 and 2000, respectively and weighted average expected lives of 7 years.


NOTE 17 - RELATED PARTY TRANSACTIONS

Certain directors, principal officers and companies with which they are affiliated are customers of and have banking transactions with the Bank in the ordinary course of business. As of December 31, 2001 and 2000, loans outstanding to directors, their related interests and executive officers aggregated $1,272,685 and $1,420,841, respectively. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with unrelated parties. In the opinion of management, loans to related parties did not involve more than normal credit risk or present other unfavorable features.

A summary of the related party loan transactions during the calendar years 2001 and 2000 follows:
                                            2001          2000
     Balance, beginning of year        $ 1,420,841   $   815,874
     New loans                           1,485,195     1,121,111
     Less:  Principal reductions        (1,633,351)     (516,144)
     Balance, end of year              $ 1,272,685   $ 1,420,841


NOTE 18 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instruments is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the

Company's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS No. 107, "Disclosure about Fair Values of Financial Instruments", excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

The following methods and assumptions were used by the Company in estimating fair values of financial instruments as disclosed herein:

Cash and Due from Banks, Interest-Bearing Deposits with Banks and Federal Funds Sold

The carrying amounts of cash and due from banks, interest-bearing deposits with banks, and federal funds sold approximate their fair value.

Available-for-Sale and Held-to-Maturity Securities

Fair values for securities are based on quoted market prices. Fair value for FRB stock and FHLB stock approximate their carrying values based on their redemption provisions.

Loans

The Fair values of the Company's loans and lease financing have been estimated using two methods: (1) the carrying amounts of short-term and variable rate loans approximate fair values excluding certain credit card loans which are tied to an index floor; and (2) for all other loans, the discounting of projected future cash flows. When using the discounted method, loans are pooled in homogeneous groups with similar terms and conditions and discounted at a target rate at which similar loans would be made to borrowers at year end. In addition, when computing the estimated fair values for all loans, the allowance for loan losses is subtracted from the calculated fair values for consideration of credit issues.

Deposits

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

FHLB Borrowings

The fair value of FHLB borrowings are estimated by discounting future cash flows using current market rates for similar types of borrowing arrangements.

Off-Balance Sheet Instruments

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

The following table presents the carrying amounts and fair values of the specified assets and liabilities held by the Company at December 31, 2001 and 2000. The information presented is based on pertinent information available to management as of December 31, 2001 and 2000. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time, and the current estimated fair value of these financial instruments may have changed since that point in time.

                           December 31, 2001           December 31, 2000
                         Carrying    Estimated       Carrying    Estimated
                          Amount     Fair Value       Amount     Fair Value
Financial assets:
   Cash and due
    from banks        $  4,022,530  $  4,022,530  $  3,121,848  $  3,121,848
   Interest bearing
    deposits at
    other banks          1,713,466     1,713,466     2,789,223     2,789,223
   Federal funds sold        -             -         1,200,000     1,200,000
   Securities
    available-for-sale  32,786,293    32,786,293    28,748,815    28,748,815
   Securities
    held-to-maturity     2,731,031     2,781,000     3,623,682     3,672,801
Loans, net              91,536,336    92,102,687    74,576,196    75,042,665

Financial liabilities:
   Deposits            109,278,425   112,482,630    96,320,126    96,592,679
   FHLB borrowings      10,649,548    10,923,097     5,667,288     5,672,144


NOTE 19 - SEGMENT REPORTING

The Company's operations include two primary business segments, banking and mortgage activities. The Company, through the Bank, provides traditional banking services including a full range of commercial and consumer banking services. Through Community Mortgage, the Company provides mortgage services including the origination and sale of mortgage loans to various investors, including other financial institutions. The following provides additional information about the Company's business segments as of and for the year ended December 31, 2001.

                                           Community    Elimin-     Consol-
                 Holding Co.      Bank     Mortgage     ations      idated
                 -----------      ----     --------     ------    -----------
-
Revenues from
 non-affiliates  $       570  $  9,958,452 $132,761 $      --    $ 10,091,784
Revenues from
 affiliates          232,074         --       --        (232,074)      --
Interest
 revenues              --        9,086,561    --           --       9,086,561
Interest expense       --        4,750,800    --        (132,074)   4,618,726
Depreciation and
 amortization         12,891       170,830    --           --         183,721
Income tax
 expense/(benefit)     --          439,750    --           --         439,750
Segment
 profit/(loss)        57,443     1,254,671   46,442        --       1,358,556
Segment assets    15,882,684   136,190,071   55,240  (15,397,664) 136,730,331


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

The Company, as a matter of policy, does not generally extend credit to any single borrower or group of related borrowers in excess of 15% of the Bank's statutory capital, or approximately $1,893,000.


NOTE 21 - REGULATORY MATTERS

The Company is governed by various regulatory agencies. Bank holding companies and their nonbanking subsidiaries are regulated by the FRB. National banks are primarily regulated by the OCC. All federally-insured banks are also regulated by the FDIC. The Company's banking subsidiary includes a national bank, which is insured by the FDIC.

Various requirements and restrictions under federal and state laws regulate the operations of the Company. These laws, among other things, require the maintenance of reserves against deposits, impose certain restrictions on the nature and terms of the loans, restrict investments and other activities, and regulate mergers and the establishment of branches and related operations. The ability of the parent company to pay cash dividends to its shareholders and service debt may be dependent upon cash dividends from its subsidiary bank. The subsidiary bank is subject to limitations under federal law in the amount of dividends it may declare. At December 31, 2001, approximately $4,345,000 of the subsidiary bank's retained earnings was available for dividend declaration without prior regulatory approval.

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

Qualitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that the Company and the Bank, as of December 31, 2001, meet all capital adequacy requirements to which they are subject.

As of December 31, 2001, the Bank was considered to be well capitalized. There are no conditions or events since December 31, 2001 that management believes have changed the Bank's well capitalized category. To be categorized as adequately capitalized or well capitalized, the Bank must maintain the following capital ratios:

                                    Adequately            Well
                                    Capitalized        Capitalized
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

As of December 31, 2001:
Total capital-risk-based
(to risk-weighted assets):
   Bank                      $13,378  13.0%  $8,230 >= 8% $10,288 >= 10%
   Consolidated               16,549  16.0%   8,274 >= 8%    N/A  >= N/A

Tier 1 capital-risk-based
(to risk-weighted assets):
   Bank                      $12,275  11.9%  $4,115 >= 4%  $6,173 >= 6%
   Consolidated               15,446  14.9%   4,137 >= 4%    N/A  >= N/A

Tier 1 capital-leverage
(to average assets):
   Bank                      $12,275  10.0%  $4,892 >= 4%  $6,115 >= 5%
   Consolidated               15,446  12.6%   4,903 >= 4%    N/A  >= N/A


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
   Consolidated               14,010  12.3%   4,560 >= 4%    N/A  >= N/A


NOTE 22 - DIVIDENDS

The primary source of funds available to the Company to pay shareholder dividends and other expenses is from the Bank. Bank regulatory authorities impose restrictions on the amounts of dividends that may be declared by the Bank. Further restrictions could result from a review by regulatory authorities of the Bank's capital adequacy. For the year ended December 31, 2001, the Company paid cash dividends of $110,465 to its shareholders. No dividends were paid to shareholders in 2000.


NOTE 23 - PARENT COMPANY FINANCIAL INFORMATION

This information should be read in conjunction with the other notes to the consolidated financial statements.

                         Parent Company Balance Sheets

                                                     December 31,
Assets                                              2001         2000
Cash                                            $ 2,629,863  $ 2,781,404
Investment in Community Mortgage                     51,740        5,298
Investment in Bank                               12,622,224   11,368,182
Property and equipment                              537,859      110,873
Other assets                                         40,997       72,851
   Total Assets                                 $15,882,683  $14,338,608

Liabilities and Shareholders' Equity:
Accounts payable                                $    86,370  $    78,371
   Total Liabilities                                 86,370       78,371

Common stock                                      4,538,646    4,415,652
Paid-in-capital                                   4,828,013    4,762,393
Retained earnings                                 6,079,520    4,831,429
Unrealized gain on securities                       350,134      250,763
   Total Shareholders' equity                    15,796,313   14,260,237
   Total Liabilities and Shareholders' equity   $15,882,683  $14,338,608



                     Parent Company Statements of Income

                                                     December 31,
Revenues                                            2001         2000
  Interest income                               $   132,074  $   132,317
  Dividend income                                   100,000      500,000
  Other income                                          570        --
     Total revenues                                 232,317      632,317

Expenses:
  Depreciation and amortization                      12,890        7,155
  Professional fees                                  36,582       28,247
  Other expenses                                     25,728       23,022
     Total expenses                                  75,200       58,424
(Loss) before taxes and equity in undistributed
  earnings of subsidiaries                          157,444      573,893
Tax (benefit)                                         --            (733)
Earnings before equity in
 undistributed earnings of subsidiaries             157,444      574,626
Equity in undistributed
 earnings of subsidiaries                         1,201,112    1,035,540
  Net Income                                    $ 1,358,556  $ 1,610,166



                Parent Company Statements of Cash Flows


                                                     December 31,
Cashflows from operating activities:                2000        1999
  Net income                                    $ 1,358,556  $ 1,610,166
  Adjustments to reconcile net income to
  net cash provided by operating activities:
    Equity in undistributed
     earnings of subsidiaries                    (1,201,112)  (1,035,540)
   Depreciation and amortization                     12,890        7,155
   Decrease (increase) in other assets               31,854      (35,880)
   Increase in payables and other liabilities         7,999        5,392
  Net cash (used in) provided by
   operating activities                             210,187      551,293

Cash flows from investing activities:
------------------------------------
  Acquisition of property and equipment            (439,877)       --
  Net cash provided from financing activities      (439,877)       --

Cash flows from financing activities:
  Payment of cash dividends                        (110,465)       --
  Purchase and cancellation of common stock        (201,000)    (144,000)
  Exercise of warrants/options                      389,614      177,750
Net cash provided by financing activities            78,149       33,750

Net (decrease) increase in
 cash and cash equivalents                         (151,541)     585,043
Cash and cash equivalents,
 beginning of the year                            2,781,404    2,196,361
Cash and cash equivalents, end of year          $ 2,629,863  $ 2,781,404



ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
         FINANCIAL DISCLOSURE.
         --------------------

     On October 30, 2001, the Company dismissed its independent auditors, Francis and Company, CPAs, and on the same date authorized the engagement of Cherry, Bekaert & Holland, L.L.P., as its independent auditors for the fiscal year ending December 31, 2001. Each of these actions was approved by the Board of Directors and the Audit Committee of the Company.

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

     Further, prior to the engagement of Cherry, Bekaert & Holland, L.L.P., neither the Company nor any of its representatives sought the advice of Cherry, Bekaert & Holland, L.L.P. regarding the application of accounting principles to a specific completed or contemplated transaction or the type of audit opinion that might be rendered on the Company's financial statements, which advice was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue.

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



                                   PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
----------------------------------------------------------------------
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
         -------------------------------------------------

     The information relating to directors and executive officers of the Company contained in the Company's definitive proxy statement to be delivered to shareholders in connection with the 2002 Annual Meeting of Shareholders scheduled to be held on May 31, 2002 is incorporated herein by reference.


ITEM 10.  EXECUTIVE COMPENSATION.
--------------------------------

	The information relating to executive compensation contained in the Company's definitive proxy statement to be delivered to shareholders in connection with the 2002 Annual Meeting of Shareholders scheduled to be held on May 31, 2002 is incorporated herein by reference.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
------------------------------------------------------------------------

     The information relating to security ownership of certain beneficial owners and management contained in the Company's definitive proxy statement to be delivered to shareholders in connection with the 2002 Annual Meeting of Shareholders scheduled to be held on May 31, 2002 is incorporated herein by reference.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------

     The information relating to related party transactions contained in the registrant's definitive proxy statement to be delivered to shareholders in connection with the 2002 Annual Meeting of Shareholders scheduled to be held on May 31, 2002 is incorporated herein by reference.


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

EXHIBIT NO.                        DESCRIPTION OF EXHIBIT
-----------                        ----------------------

  *3.1      -      Articles of Incorporation dated June 11, 1990 (S-1).

  *3.2      -      Articles of Amendment dated August 21, 1990 (S-1).

  *3.2.1    -      Articles of Amendment dated November 13, 1995 (10-Q).

  *3.3      -      Amended and Restated Bylaws (8-K).

 *10.4      -      Lease Agreement dated June 27, 1991 by and between
                   Registrant and Edward F. and Frances C. Greene, for facility located in Wilkesboro, North Carolina
                   (1991 10-K).

 *10.5      -      Lease Agreement dated November 17, 1993 by and
                   between Registrant and Edward F. Greene and Joe
                   D. Severt for facility located in North
                   Wilkesboro, North Carolina (1993 10-K).

 *10.6      -      Employment Agreement, dated February 1, 1995,
                   by and among Community Bancshares, Inc., Wilkes
                   National Bank and Ronald S. Shoemaker (S-2).

 *10.7      -      Lease Agreement dated February 25, 1997 by and
                   between Wilkes National Bank and Edward F. and
                   Francis C. Greene, for facility located at 1600
                   Curtis Bridge Road, Wilkesboro, North Carolina
                   (1996 10-K).

  21.1      -      Subsidiaries of the Registrant.

  23.1      -      Consent of Cherry, Bekaert & Holland, L.L.P.

  23.2      -      Consent of Francis & Company, CPAs

(b) REPORTS ON FORM 8-K. The Company filed a report on Form 8-K on November 1, 2001 to report the dismissal of Francis and Company, CPAs, as the Company's independent auditors and the engagement of Cherry, Bekaert & Holland, L.L.P. as the Company's independent auditors for the fiscal year ended December 31, 2001.



                              SIGNATURES
                              ----------

     Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      COMMUNITY BANCSHARES, INC.



Dated: March 29, 2002                 By: /s/ Ronald S. Shoemaker
                                          -----------------------------------
                                          Ronald S. Shoemaker
                                          President and Chief Executive
                                          Officer (Chief Executive, Financial
                                          and Accounting Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

             Signature                                    Date
             ---------                                    ----

/s/ Larry Farthing                                     March 29, 2002
-------------------------------------
   LARRY FARTHING
   Class II Director

/s/ Jack R. Ferguson                                   March 29, 2002
-------------------------------------
   JACK R. FERGUSON
   Class II Director

/s/ Gilbert R. Miller                                  March 29, 2002
-------------------------------------
   GILBERT R. MILLER
   Class I Director

/s/ Randy D. Miller                                    March 29, 2002
-------------------------------------
   RANDY D. MILLER
   Class I Director

/s/ Dwight E. Pardue                                   March 29, 2002
-------------------------------------
   DWIGHT E. PARDUE
   Class III Director

/s/ Robert F. Ricketts, D.D.S.                         March 29, 2002
-------------------------------------
   ROBERT F. RICKETTS, D.D.S.
   Class II Director

/s/ Rebecca Ann Sebastian                              March 29, 2002
-------------------------------------
   REBECCA ANN SEBASTIAN
   Class I Director

/s/ R. Colin Shoemaker                                 March 29, 2002
-------------------------------------
   R. COLIN SHOEMAKER
   Class III Director

/s/ Ronald S. Shoemaker                                March 29, 2002
-------------------------------------
   RONALD S. SHOEMAKER
   President and Class III Director


                               EXHIBIT INDEX



Exhibit
Number                   Description of Exhibit
-------                  ----------------------

  21.1              Subsidiaries of the Registrant.

  23.1              Consent of Cherry, Bekaert & Holland, L.L.P.

  23.2              Consent of Francis & Company, CPAs