Form 10QSB
period 2002-03-31
COMMUNITY BANCSHARES INC /NC/
filed 2002-05-14
CIK 867241

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                               FORM 10-QSB
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                             Commission File Number:
     March 31, 2002                                            0-22517


                         COMMUNITY BANCSHARES, INC.
    -----------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)

        North Carolina                                         56-1693841
-------------------------------                           -------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

1301 Westwood Lane, Westfield Village, Wilkesboro, NC              28697
-----------------------------------------------------           ----------
     (Address of principal executive offices)                    (Zip Code)

Issuer's telephone number:     (336) 903-0600
                           ---------------------------------------------------

                                  Not Applicable
        ---------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes        X                       No
                    ---------------                   -----------------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

        Common Stock, $3.00 Par Value                       1,622,302
        -----------------------------             ------------------------------
                 Class                            Outstanding as of May 13, 2002

Transitional Small Business Disclosure Format:

                 Yes                                  No   X
                     -------------                       --------------



                      PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                       COMMUNITY BANCSHARES, INC.
                       WILKESBORO, NORTH CAROLINA
                 CONSOLIDATED BALANCE SHEETS  (UNAUDITED)

ASSETS
------
                                    March 31, 2002  December 31, 2001
                                    --------------  -----------------
Cash and due from banks              $  3,363,543    $  4,022,530
Interest bearing deposits
 in other banks                           111,446       1,713,466
Federal funds sold                      2,500,000          -  -
                                      -----------     -----------
  Total cash and cash equivalents    $  5,974,989    $  5,735,996
Securities:
 Available-for-sale,
  at fair value                        28,276,812      32,786,293
 Held-to-maturity (Estimated market
  values of $2,504,117 (03/31/02)
  and $2,781,000 (12/31/01)             2,449,976       2,731,031
Loans, net                             94,535,732      91,536,336
Property and equipment, net             3,559,387       2,995,830
Other assets                            1,225,324         944,845
                                      -----------     -----------
  Total Assets                       $136,022,220    $136,730,331
                                      ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Liabilities:
------------
Deposits
 Non-interest bearing deposits       $  7,999,911    $  8,600,031
 Interest bearing deposits            105,194,185     100,678,394
                                      -----------     -----------
  Total deposits                     $113,194,096    $109,278,425
FHLB borrowing                          5,644,721      10,649,548
Other liabilities                         859,037       1,006,045
                                      -----------     -----------
  Total Liabilities                  $119,697,854    $120,934,018
                                      -----------     -----------

Commitments & Contingencies

Shareholders' Equity:
---------------------
Common stock - $3.00 par value,
 10,000,000 shares authorized; 1,622,302
 and 1,512,882 shares issued and
 outstanding at March 31, 2002 and
 December 31, 2001, respectively     $  4,866,906    $  4,538,646
Paid-in-capital                         5,101,563       4,828,013
Retained earnings                       6,222,765       6,079,520
Accumulated other
 comprehensive income                     133,132         350,134
                                      -----------     -----------
  Total Shareholders' Equity         $ 16,324,366    $ 15,796,313
                                      -----------     -----------
Total Liabilities
   and Shareholders' Equity          $136,022,220    $136,730,331
                                      ===========     ===========

       See notes to the consolidated financial statements.



                  COMMUNITY BANCSHARES, INC.
                  WILKESBORO, NORTH CAROLINA
                CONSOLIDATED INCOME STATEMENTS
                           (UNAUDITED)

                                      Three months Ended March 31,
                                      ----------------------------
                                            2002         2001
                                            ----         ----
Interest income                         $2,025,457    $2,478,517
Interest expense                           891,946     1,248,224
                                         ---------     ---------
  Net interest income                   $1,133,511    $1,230,293

Provision for loan losses                   66,000        40,000
                                         ---------     ---------

  Net interest income after
   provision for loan losses            $1,067,511    $1,190,293
                                         ---------     ---------

Other income:
 Service fees and other charges         $  149,448    $   87,254
 Gain on sale of securities, net            32,225        96,610
                                         ---------     ---------
  Total other income                    $  181,673    $  183,864
                                         ---------     ---------

Operating expenses:
 Salaries and benefits                  $  564,063    $  409,511
 Legal and professional                     23,722        37,643
 Depreciation                               53,820        35,858
 Amortization                               -  -           1,665
 Courier and postage                        30,470        30,177
 Rent and land lease expense                27,891        16,175
 Data processing                            67,904        62,435
 Other operating expenses                  244,411       181,327
                                         ---------     ---------
  Total operating expenses              $1,012,281    $  774,791
                                         ---------     ---------

Net income before taxes                 $  236,903    $  599,366

Income taxes                                53,100       196,700
                                         ---------     ---------

Net income                              $  183,803    $  402,666
                                         =========     =========


Basic income per share                  $     0.11    $     0.28
                                         =========     =========

Diluted income per share                $     0.11    $     0.26
                                         =========     =========


      See notes to the consolidated financial statements.



                        COMMUNITY BANCSHARES, INC.
                        WILKESBORO, NORTH CAROLINA
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                             Three Months Ended March 31,
                                             ----------------------------
                                                  2002            2001
                                                  ----            ----
Cash flows from Operating Activities:        $  (122,674)    $   979,797
                                              ----------      ----------

Cash flows from Investing Activities:
  Available-for-sale securities:
    Proceeds from sale of securities           3,623,946       3,080,313
    Proceeds from maturities, calls,
      and paydowns                             3,297,424         711,247
    Purchase of securities                    (2,630,375)     (4,100,046)
  Held to maturity securities:
     Purchase of securities                       -  -            -  -
     Proceeds from maturities, calls,
       and paydowns                              281,348       1,000,000
  Net increase in loans                       (3,065,396)     (1,469,652)
  Purchase of property and equipment            (617,376)       (285,288)
                                              ----------      ----------
Net cash provided by investing activities    $   889,571     $(1,063,425)
                                              ----------      ----------

Cash flows from Financing Activities:
  Proceeds from exercise of options
    and warrants                             $   601,810     $       550
  Purchase and cancellation of common stock       -  -          (103,080)
  Cash dividends                                 (40,558)         -  -
  FHLB repayments                             (5,004,827)         (4,482)
  Increase in deposits                         3,915,671       1,679,653
                                              ----------      ----------
Cash provided by financing activities           (527,904)      1,572,641
                                              ----------      ----------

Net increase in cash and cash equivalents    $   238,993     $ 1,489,012

Cash and cash equivalents,
 beginning of period                           5,735,996       7,111,071
                                              ----------      ----------
Cash and cash equivalents, end of period     $ 5,974,989     $ 8,600,083
                                              ==========      ==========


        See notes to the consolidated financial statements.



                       COMMUNITY BANCSHARES, INC.
                       WILKESBORO, NORTH CAROLINA
  CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
          FOR THE THREE MONTHS  ENDED MARCH 31, 2002 AND 2001


                                                        Accumulated
                 No.       Common                          Other
                 of        Stock     Paid in   Retained Comprehensive
                Shares   Par Value   Capital   Earnings    Income    Total
                ------   ---------   -------   --------    ------    -----
Balance,
 December 31,
 2000       1,471,884 $ 4,415,652 $ 4,762,393 $4,831,429 $ 250,763  $14,260,237
            ---------  ----------  ----------  ---------  --------   ----------

Comprehensive Income:
---------------------
Net income
 for quarter   - -         - -          - -      402,666     - -        402,666

Unrealized
 gains,
 securities,
 net of tax    - -         - -          - -         - -    213,866      213,866

Total comprehensive
 income        - -         - -          - -         - -       - -       616,532

Exercise
 of warrants      100         300         250      - -        - -           550

Purchase and
 cancellation
 of common
 stock         (8,590)    (25,770)    (77,310)     - -        - -      (103,080)

            ---------  ----------  ----------  ---------  --------   ----------
Balance,
 Mar 31,
 2001       1,463,394 $ 4,390,182 $ 4,685,333 $5,234,095 $ 464,629  $14,774,239
            =========  ==========  ==========  =========  ========   ==========

                                                        Accumulated
                 No.       Common                          Other
                 of        Stock     Paid in   Retained Comprehensive
                Shares   Par Value   Capital   Earnings    Income    Total
                ------   ---------   -------   --------    ------    -----
Balance,
 Dec 31,
 2001       1,512,882 $ 4,538,646 $ 4,828,013 $6,079,520 $ 350,134  $15,796,313
            ---------  ----------  ----------  ---------  --------   ----------

Comprehensive Income:
--------------------
Net income
 for quarter     - -         - -       - -       183,803      - -       183,803

Unrealized tain,
 securities,
 net of tax      - -         - -       - -         - -    (217,002)    (217,002)
            ---------  ----------  ----------  ---------  --------   ----------
Total comprehensive
 income          - -         - -       - -         - -        - -       (33,200)

Exercise
 of warrants  109,420     328,260     273,550      - -        - -       601,810

Cash dividends
 (.025 per
 share           - -         - -        - -      (40,558)     - -       (40,558)

            ---------  ----------  ----------  ---------  --------   ----------

Balance,
 Mar 31,
 2002       1,622,302 $ 4,866,906 $ 5,101,563 $6,222,765 $ 133,132  $16,324,366
            =========  ==========  ==========  =========  ========   ==========


            See notes to the consolidated financial statements.



                           COMMUNITY BANCSHARES, INC.
                           WILKESBORO, NORTH CAROLINA
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2002


Note 1 - Basis of Presentation

	The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 2001.

Note 2 - Summary of Organization

	Community Bancshares, Inc., Wilkesboro, North Carolina (the "Company"), was incorporated under the laws of the State of North Carolina on June 11, 1990, for the purpose of becoming a bank holding company with respect to a proposed national bank, Northwestern National Bank (the "Bank"), located in Wilkesboro, North Carolina. Upon commencement of the Bank's principal operations on January 17, 1992, the Company acquired 100 percent of the voting stock of the Bank by injecting $3,750,000 into the Bank's capital accounts. Since then, three banking branches have been established, bringing the total banking offices to four. The Company also has three loan production offices, all located within 35 miles of the main banking facility. Two of these offices will begin full service branch operations in the second quarter of 2002.

	As of March 31, 2002 and December 31, 2001, there were 1,622,302 and 1,512,882 shares of common stock outstanding, respectively.

	The Company offered warrants to its organizers and to a group of initial subscribers. Each warrant, when surrendered with $5.50 to the Company, was convertible into one share of common stock. The warrants expired January 17, 2002. On December 31, 2001 there were 109,820 warrants outstanding. As of January 18, 2002, 109,420 warrants were exercised and 400 warrants expired. There are no remaining warrants outstanding. The Company also has a stock option plan with 186,000 options outstanding at both March 31, 2002 and December 31, 2001.

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

	Statement of Financial Accounting Standards No. 142, "Goodwill and other Intangible Assets" ("FASB 142") address financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." FASB 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. FASB 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. FASB 142 is effective for fiscal years beginning after December 15, 2001. The adoption of FASB 142 is not expected to have a material impact on the financial position or results of operation of the Company.

	Statement of Financial Accounting Standards No. 142, "Accounting for Asset Retirement Obligations" ("FASB 143") addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FASB 143 applies to all entities. FASB 143 also applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for
certain obligations of leases.   FASB 143 amends FASB Statement No. 19,
"Financial Accounting and Reporting by Oil and Gas Producing Companies."  FASB
143 is effective for fiscal years beginning after December 15, 2002. The adoption of FASB 143 is not expected to have a material impact on the financial position or results of operation of the Company.

	Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets" ("FASB 144") addresses financial accounting and reporting for the impairment or disposal of long-lived assets. FASB 144 supersedes both FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operation - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a Segment of a business (as previously defined in that opinion). FASB 144 also amends ARB No. 51, "Consolidated Financial Statements" to eliminate the exception to consolidation for a subsidiary for which control is likely temporary. The provisions of FASB 144 are required to be applied with fiscal years beginning after December 15, 2001. Adoption of FASB 144 is not expected to have a material impact on the financial position or results of operation of the Company.

Note 4 - Off-Balance Sheet Activities

In February 2002, the Company entered into an interest rate swap transaction in order to hedge its interest rate risk. The Company's asset/liability management policy permits management to enter into these type contracts as a means of reducing the Company's exposure to changes in interest rates. The Company does not engage in trading these derivative contracts. Interest rate swaps involve the exchange of fixed and floating interest payments over a prescribed period. These transactions involve both credit and market risk. The notional amounts are amounts on which calculations and payments are based and are not the amounts exchanged. Notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any.

At March 31, 2002, the Company had entered into an interest rate swap with a $10,000,000 notional amount. This swap has a termination date of February 14, 2003. Management's objective in entering into this swap was to hedge the volatility of interest income from the Company's variable rate loan portfolio resulting from movements in the prime interest rate. Under the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, Management designated this transaction as a cash flow hedge. As a result, the effective portion of the gain or loss on the interest rate swap is reported as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transactions affects earnings.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
OF OPERATIONS.
--------------

	The total assets of the Company decreased by $.7 million to $136.0 million at March 31, 2002 compared to $136.7 million at December 31, 2001. For the three-month period ended March 31, 2002, cash and cash equivalents increased by $.2 million to $5.9 million, securities decreased by $4.8 million to $30.7 million, loans increased by $3.0 million to $94.5 million, and all remaining assets increased by $.8 million to $4.8 million. Deposits grew by $3.9 million to $113.0 million, other liabilities decreased by $5.2 million to $6.5 million, and the capital accounts increased by $.5 million to $16.3 million.

Liquidity and Sources of Capital
--------------------------------

	Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. Management believes that the March 31, 2002 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $6.0 million, representing 4.4% of total assets. Investment securities, which amounted to $30.7 million or 22.6% of total assets, provide a secondary source of liquidity because they can be converted into cash in a timely manner. The Bank is a member of the Federal Reserve System and maintains relationships with several correspondent banks, and thus, could obtain funds from these banks on short notice. Management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities, so that maturities of assets can provide adequate funds to meet customer withdrawals and loan demand. The Company knows of no trends, demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in its liquidity increasing or decreasing in any material way. The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital requirements established by the Bank's primary regulator, the Office of the Comptroller of the Currency (the "OCC").


                                  Bank's         Minimum required
                              March 31, 2002         by the OCC
                              --------------     ----------------
Leverage ratio                      9.2%                 4.0%
Risk weighted ratio                12.2%                 8.0%


Results of Operations
---------------------

For the three-month periods ended March 31 2002 and 2001, net income amounted to $183,803 and $402,666, respectively. On a per share basis, both basic and diluted income for the three-month period ended March 31, 2002 amounted to $.11. For the three-month period ended March 31, 2001, basic and diluted income per share amounted to $.28 and $.26, respectively. Below is a brief comparison of selected items for the three-month period ended March 31, 2002 as compared to the three-month period ended March 31, 2001 that contributed to the decrease in income per share for the three-month period ended March 31, 2002.

a. Net interest income, which represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities, decreased from $1,230,293 for the three-month period ended March 31, 2001 to $1,133,571 for the same period in 2002, representing a decrease of $96,782, or 17.9%. Despite an increase in average earning assets, from $112.1 million at March 31, 2001 to $129.4 million at March 31, 2002, the Company experienced a decrease in net interest income. This decrease occurred primarily as a result of the Federal Reserve Board's monetary policy of reducing interest rates in order to stimulate the national economy.

b. The net interest yield, defined as net interest income divided by average interest earning assets, decreased from 4.37% for the three-month period ended March 31, 2001 to 3.57% for the three-month period ended March 31, 2002. The yield on earning assets declined by 249 basis points, from 8.81% for the three-month period ended March 31, 2001 to 6.32% for the three-month period ended March 31, 2002. The cost of funds decreased by 206 basis points, from 5.27% for the three-month period ended March 31, 2001 to 3.21% for the three-month period ended March 31, 2002. The yield on earning assets declined primarily due to the Federal Reserve Board's actions reducing short term interest rates, and lower loan fees derived from the Company's mortgage subsidiary, Community Mortgage Corporation. The cost of funds decreased during the three-month period ended March 31, 2002 as a result of the reduction in interest rates.

Below is pertinent information concerning the yield on earning assets and the cost of funds for the three-month period ended March 31, 2002.

                              (Dollars in 000's)

                      Avg. Assets/          Interest            Yield/
Description           Liabilities        Income/Expense          Cost
Due from FHLB         $   1,156            $      5            1.73%
Federal funds             1,962                   8            1.63%
Securities               32,797                 428            5.22%
Loans                    93,519               1,605            6.86%
                      ---------            --------            ----
  Total               $ 129,434            $  2,045            6.32%
                      =========            --------            ====
Transactional
 accounts             $  40,435            $    224            2.22%
Savings                   3,796                  12            1.26%
CD's                     56,267                 539            3.83%
Other borrowings         10,422               1,605            4.45%
                      ---------            --------            ----
  Total               $ 110,920            $    891            3.21%
                      =========            --------            ====

Net interest income                        $  1,154
                                           ========

Net yield on earning assets                                    3.57%
                                                               ====

c. Total non-interest income decreased from $183,864 for the three-month period ended March 31, 2001 to $181,673 for the three-month period ended March 31, 2002. Gains on the sale of securities during the three-month period ended March 31, 2001 were $96,612 compared to $32,225 during the three-month period ended March 31, 2002.

d. For the three-month period ended March 31, 2002, operating expenses amounted to $1,012,281, representing an annualized 2.97% of average assets. By comparison, for the three-month period ended March 31, 2001, operating expenses amounted to $774,791, representing an annualized 2.60% of average assets. The increase in operating expense as a percent of average assets during the three-month period ended March 31, 2002 is attributed mainly to an increase in personnel and operating expenses associated with the operation of three new loan production offices.

During the three-month period ended March 31, 2002, the allowance for loan losses increased by approximately $45,600 to $1,148,220. The allowance for loan losses as a percentage of gross loans increased from 1.19% at December 31, 2001 to 1.20% at March 31, 2002. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

The Company is not aware of any current recommendation by the regulatory authorities which, if it were to be implemented, would have a material effect on the Company's liquidity, capital resources, or results of operations.


                        PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

         (a)  Exhibits.  No exhibits are filed with this report.
         (b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended March 31, 2002.


                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  COMMUNITY BANCSHARES, INC.

Date: May 13, 2002                By:  /s/ Ronald S. Shoemaker
                                       -------------------------------------
                                       Ronald S. Shoemaker
                                       President and Chief Executive Officer
                                       (Principal Executive, Financial and
                                       Accounting Officer)