Form 10QSB
period 2002-06-30
COMMUNITY BANCSHARES INC /NC/
filed 2002-08-14
CIK 867241

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                               FORM 10-QSB
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                       Commission File Number:
     June 30, 2002                                        0-22517


                       COMMUNITY BANCSHARES, INC.
  -----------------------------------------------------------------
  (Exact name of small business issuer as specified in its charter)

            North Carolina                           58-1693841
  ----------------------------------           ----------------------
  (State or other jurisdiction of               (I.R.S. Employer
   incorporation or organization)                Identification No.)

  1301 Westwood Lane, Westfield Village, Wilkesboro, NC 28697   30013
  -------------------------------------------------------------------
         (Address of principal executive offices)            (Zip Code)

            Issuer's telephone number:     (336) 903-0600
                                       -------------------------

                              Not Applicable
          ----------------------------------------------------
          (Former name, former address and former fiscal year,
                      if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes  X        No
                        -----        -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
     Common Stock, $3.00 Par Value                 1,631,702
     -----------------------------              --------------
                  Class                  Outstanding as of August 9, 2002

Transitional Small Business Disclosure Format:

                     Yes           No  X
                         -----        -----



                       PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         --------------------


                       COMMUNITY BANCSHARES, INC.
                       WILKESBORO, NORTH CAROLINA
                 CONSOLIDATED BALANCE SHEETS  (UNAUDITED)

ASSETS
------
                                     June 30, 2002  December 31, 2001
                                    --------------  -----------------
Cash and due from banks              $  3,951,132    $  4,022,530
Interest bearing deposits
 in other banks                           989,362       1,713,466
Federal funds sold                      1,000,000          -  -
                                      -----------     -----------
  Total cash and cash equivalents    $  5,940,494    $  5,735,996
Securities:
 Available-for-sale,
  at fair value                        24,527,526      32,786,293
 Held-to-maturity (Estimated market
  values of $1,434,517 (06/30/02)
  and $2,781,000 (12/31/01)             1,393,582       2,731,031
Loans, net                            101,053,582      91,536,336
Property and equipment, net             3,789,105       2,995,830
Other assets                            1,258,902         944,845
                                      -----------     -----------
  Total Assets                       $137,963,191    $136,730,331
                                      ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Liabilities:
------------
Deposits
 Non-interest bearing deposits       $  8,810,545    $  8,600,031
 Interest bearing deposits            105,630,534     100,678,394
                                      -----------     -----------
  Total deposits                     $114,441,079    $109,278,425
FHLB borrowing                          5,640,074      10,649,548
Other liabilities                         997,796       1,006,045
                                      -----------     -----------
  Total Liabilities                  $121,078,949    $120,934,018
                                      -----------     -----------

Commitments & Contingencies

Shareholders' Equity:
---------------------
Common stock - $3.00 par value,
 10,000,000 shares authorized; 1,631,702
 and 1,512,882 shares issued and
 outstanding at June 30, 2002 and
 December 31, 2001, respectively     $  4,895,106    $  4,538,646
Paid-in-capital                         5,219,563       4,828,013
Retained earnings                       6,381,009       6,079,520
Accumulated other
 comprehensive income                     388,564         350,134
                                      -----------     -----------
  Total Shareholders' Equity         $ 16,884,242    $ 15,796,313
                                      -----------     -----------
Total Liabilities
   and Shareholders' Equity          $137,963,191    $136,730,331
                                      ===========     ===========

       See notes to the consolidated financial statements.



                  COMMUNITY BANCSHARES, INC.
                  WILKESBORO, NORTH CAROLINA
                CONSOLIDATED INCOME STATEMENTS
                           (UNAUDITED)

                                        Six months Ended June 30,
                                      ----------------------------
                                            2002         2001
                                            ----         ----
Interest income                         $4,163,832    $4,811,910
Interest expense                         1,736,951     2,488,860
                                         ---------     ---------
  Net interest income                   $2,426,881    $2,323,050

Provision for loan losses                  130,000        60,000
                                         ---------     ---------

  Net interest income after
   provision for loan losses            $2,296,881    $2,263,050
                                         ---------     ---------

Other income:
 Service fees and other charges         $  259,522    $  170,303
 Gain on sale of securities, net           137,008       188,020
                                         ---------     ---------
  Total other income                    $  396,530    $  358,323
                                         ---------     ---------

Operating expenses:
 Salaries and benefits                  $1,171,013    $  891,219
 Legal and professional                     41,144        71,931
 Depreciation                              108,151        75,6320
 Amortization                               -  -           3,331
 Courier and postage                        60,849        60,607
 Rent and land lease expense                62,382        32,000
 Data processing                           129,570       125,993
 Other operating expenses                  471,325       387,350
                                         ---------     ---------
  Total operating expenses              $2,044,434    $1,648,051
                                         ---------     ---------

Net income before taxes                 $  648,977    $  973,322

Income taxes                               225,600       325,000
                                         ---------     ---------

Net income                              $  423,377    $  648,322
                                         =========     =========


Basic income per share                  $     0.26    $     0.44
                                         =========     =========

Diluted income per share                $     0.25    $     0.41
                                         =========     =========


      See notes to the consolidated financial statements.



                  COMMUNITY BANCSHARES, INC.
                  WILKESBORO, NORTH CAROLINA
                CONSOLIDATED INCOME STATEMENTS
                           (UNAUDITED)

                                      Three months Ended June 30,
                                      ----------------------------
                                            2002         2001
                                            ----         ----
Interest income                         $2,138,375    $2,333,393
Interest expense                           845,005     1,240,636
                                         ---------     ---------
  Net interest income                   $1,293,370    $1,092,757

Provision for loan losses                   64,000        20,000
                                         ---------     ---------

  Net interest income after
   provision for loan losses            $1,229,370    $1,072,757
                                         ---------     ---------

Other income:
 Service fees and other charges         $  110,074    $   83,049
 Gain on sale of securities, net           104,783        91,410
                                         ---------     ---------
  Total other income                    $  214,857    $  174,459
                                         ---------     ---------

Operating expenses:
 Salaries and benefits                  $  609,950    $  481,708
 Legal and professional                     17,422        34,288
 Depreciation                               54,331        39,762
 Amortization                               -  -           1,666
 Courier and postage                        30,379        30,430
 Rent and land lease expense                34,491        15,825
 Data processing                            61,666        63,558
 Other operating expenses                  226,914       206,023
                                         ---------     ---------
  Total operating expenses              $1,032,153    $  873,260
                                         ---------     ---------

Net income before taxes                 $  412,074    $  373,956

Income taxes                               172,500       128,300
                                         ---------     ---------

Net income                              $  239,574    $  245,656
                                         =========     =========


Basic income per share                  $     0.15    $     0.17
                                         =========     =========

Diluted income per share                $     0.14    $     0.16
                                         =========     =========


      See notes to the consolidated financial statements.



                        COMMUNITY BANCSHARES, INC.
                        WILKESBORO, NORTH CAROLINA
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                               Six Months Ended June 30,
                                             ----------------------------
                                                  2002            2001
                                                  ----            ----
Cash flows from Operating Activities:        $   210,089     $   719,505
                                              ----------      ----------

Cash flows from Investing Activities:
  Available-for-sale securities:
    Proceeds from sale of securities          16,541,214       8,781,310
    Proceeds from maturities, calls,
      and paydowns                             5,530,157       1,713,237
    Purchase of securities                   (12,978,069)    (13,065,402)
  Held to maturity securities:
     Purchase of securities                       -  -            -  -
     Proceeds from maturities, calls,
       and paydowns                              499,692       1,014,979
  Net increase in loans                       (9,517,246)     (4,479,502)
  Purchase of property and equipment            (901,426)       (360,677)
                                              ----------      ----------
Net cash provided by investing activities    $  (825,678)    $(6,396,055)
                                              ----------      ----------

Cash flows from Financing Activities:
  Proceeds from exercise of options
    and warrants                             $   781,810     $   162,750
  Purchase and cancellation of common stock      (33,800)       (112,680)
  Cash dividends                                 (81,103)        (36,595)
  FHLB repayments                             (5,009,474)         (8,768)
  Increase in deposits                         5,162,654       4,201,176
                                              ----------      ----------
Cash used by financing activities                820,087       4,205,883
                                              ----------      ----------

Net increase in cash and cash equivalents    $   204,498     $(1,470,667)

Cash and cash equivalents,
 beginning of period                           5,735,996       7,111,071
                                              ----------      ----------
Cash and cash equivalents, end of period     $ 5,940,494     $ 5,640,404
                                              ==========      ==========


        See notes to the consolidated financial statements.



                       COMMUNITY BANCSHARES, INC.
                       WILKESBORO, NORTH CAROLINA
  CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
            FOR THE SIX MONTHS  ENDED JUNE 30, 2002 AND 2001


                                                        Accumulated
                 No.       Common                          Other
                 of        Stock     Paid in   Retained Comprehensive
                Shares   Par Value   Capital   Earnings    Income    Total
                ------   ---------   -------   --------    ------    -----
Balance,
 December 31,
 2000       1,471,884 $ 4,415,652 $ 4,762,393 $4,831,429 $ 250,763  $14,260,237
            ---------  ----------  ----------  ---------  --------   ----------

Comprehensive Income:
---------------------
Net income
 for quarter   - -         - -          - -      648,322     - -        648,322

Unrealized
 gains,
 securities,
 net of tax    - -         - -          - -         - -                 280,135
Reclassification
 adjustment    - -         - -          - -         - -                (106,833)
                                                                     ----------
                                                           173,302      173,302
Total comprehensive
 income        - -         - -          - -         - -       - -       821,624

Exercise
 of options    16,000      48,000     112,000      - -        - -       160,000

Exercise
 of warrants      500       1,500       1,250      - -        - -         2,750

Purchase and
 cancellation
 of common
 stock         (9,390)    (28,170)    (84,510)     - -        - -      (112,680)

Cash dividends
 (.025 per share) -        - -          - -      (36,595)     - -       (36,595)
            ---------  ----------  ----------  ---------  --------   ----------
Balance,
 June 30,
 2001       1,478,994 $ 4,436,982 $ 4,791,133 $5,443,156 $ 424,065  $15,095,336
            =========  ==========  ==========  =========  ========   ==========

                                                        Accumulated
                 No.       Common                          Other
                 of        Stock     Paid in   Retained Comprehensive
                Shares   Par Value   Capital   Earnings    Income    Total
                ------   ---------   -------   --------    ------    -----
Balance,
 Dec 31,
 2001       1,512,882 $ 4,538,646 $ 4,828,013 $6,079,520 $ 350,134  $15,796,313
            ---------  ----------  ----------  ---------  --------   ----------

Comprehensive Income:
--------------------
Net income
 for period      - -         - -       - -       423,377      - -       423,377

Unrealized gain,
 securities,
 net of tax      - -         - -       - -         - -                  103,624
Reclassification
 adjustment    - -         - -          - -         - -                 (65,194)
                                                                     ----------
                                                            38,430       38,430
Total comprehensive
 income          - -         - -       - -         - -        - -       461,807

Exercise
 of options    12,000      36,000     144,000      - -        - -       180,000

Exercise
 of warrants  109,420     328,260     273,550      - -        - -       601,810

Purchase and
 cancellation
 of common
 stock         (2,600)     (7,800)    (26,000)     - -        - -       (33,800)

Cash dividends
 (.075 per
 share)          - -         - -        - -     (121,888)     - -      (121,888)

            ---------  ----------  ----------  ---------  --------   ----------

Balance,
 June 30,
 2002       1,631,702 $ 4,895,106 $ 5,219,563 $6,381,009 $ 388,564  $16,884,242
            =========  ==========  ==========  =========  ========   ==========


            See notes to the consolidated financial statements.



                        COMMUNITY BANCSHARES, INC.
                        WILKESBORO, NORTH CAROLINA
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               JUNE 30, 2002


NOTE 1 - BASIS OF PRESENTATION

	The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 2001.


NOTE 2 - SUMMARY OF ORGANIZATION

	Community Bancshares, Inc., Wilkesboro, North Carolina (the "Company"), was incorporated under the laws of the State of North Carolina on June 11, 1990, for the purpose of becoming a bank holding company with respect to a proposed national bank, Northwestern National Bank (the "Bank"), located in Wilkesboro, North Carolina.

	As of June 30, 2002 and December 31, 2001, there were 1,631,702 and 1,512,882 shares of common stock outstanding, respectively.

	The Company offered warrants to its organizers and to a group of initial subscribers. Each warrant, when surrendered with $5.50 to the Company, was convertible into one share of common stock. The warrants expired January 17, 2002. On December 31, 2001 there were 109,820 warrants outstanding, of which 109,420 warrants were exercised and 400 warrants expired. There are no remaining warrants outstanding. The Company also has a stock option plan with 170,000 options outstanding at June 30, 2002 and 186,000 options outstanding at December 31, 2001.


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

During the quarter ended June 30, 2002, the Company entered into two interest rate swap transactions with notional amounts of $10,000,000 and $5,000,000, respectively. The $10,000,000 swap has a termination date of June 11, 2004 and the $5,000,000 swap has a termination date of June 11, 2005. Management's objective in entering into these swaps was to hedge the volatility of interest income from the Company's variable rate loan portfolio resulting from movements in the prime interest rate. Under the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, Management designated these transactions as a cash flow hedges. As a result, the effective portion of the gain or loss on the interest rate swap is reported as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transactions affects earnings. At June 30, 2002, there was no gain or loss on these swap transactions. Concurrent with the above transactions, the Company terminated a $5,000,000 notional amount swap entered into in February 2002. This swap had a contractual termination date of February 2003. There was no gain or loss resulting from this termination.


NOTE 5 - SUBSEQUENT EVENT

On August 2, 2002, the Company signed a definitive agreement which provides for the acquisition of the Company by United Community Bancorp, Inc.
("UCB")   of Hickory, North Carolina for a combination of stock and cash equal to $21 per share. The Board of Directors of both UCB and the Company have approved the agreement and plan of merger. The merger is subject to various regulatory approvals and other conditions as well as approval by the shareholders of both the Company and UCB.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
         AND RESULTS OF OPERATIONS.
         --------------------------

	The total assets of the Company increased by $1.2 million to $138.0 million at June 30, 2002 compared to $136.7 million at December 31, 2001. For the six-month period ended June 30, 2002, cash and cash equivalents decreased by $.8 million to $4.9 million, securities decreased by $9.5 million to $25.9 million, loans increased by $9.5 million to $101 million, and all remaining assets increased by $1.1 million to $5 million. Deposits grew by $5.2 million to $114.4 million, other liabilities decreased by $5 million to $6.6 million, and the capital accounts increased by $1.1 million to $16.9 million.


LIQUIDITY AND SOURCES OF CAPITAL

	Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. Management believes that the June 30, 2002 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $5.9 million, representing 4.3% of total assets. Investment securities, which amounted to $25.9 million or 18.8% of total assets, provide a secondary source of liquidity because they can be converted into cash in a timely manner. The Bank is a member of the Federal Reserve System and maintains relationships with several correspondent banks, and thus, could obtain funds from these banks on short notice. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities, so that maturities of assets can provide adequate funds to meet customer withdrawals and loan demand. The Company knows of no trends, demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in its liquidity increasing or decreasing in any material way. The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital requirements established by the Bank's primary regulator, the Office of the Comptroller of the Currency (the "OCC").



                            Bank's ratios at     Minimum required
                             June 30, 2002          by the OCC
                             -------------          ----------
Leverage ratio                    9.2%                 4.0%
Risk weighted ratio              11.6%                 8.4%


RESULTS OF OPERATIONS

For the three-month periods ended June 30, 2002 and 2001, net income amounted to $239,574 and $245,656, respectively. On a per share basis, basic and diluted income for the three-month period ended June 30, 2002 amounted to $.15 and $.14, respectively. For the three-month period ended June 30, 2001, basic and diluted income per share amounted to $.17 and $.16, respectively. Below is a brief comparison of selected items for the three-month period ended June 30, 2002 as compared to the three-month period ended June 30, 2001 which contributed to the decrease in income per share for the three-month period ended June 30, 2002.

a. Net interest income increased by approximately $200,600 due to an increase in net yield on earning assets.

b. Non-interest income increased by approximately $40,400. The increase resulted from loan fees and gains on sales of securities.

c. Operating expenses were approximately $159,000 higher during the three-month period ended June 30, 2002 compared to the same period in 2001. The increase resulted from increased personnel and operating costs due to the opening of two branches during the quarter ended June 30, 2002.

d. The provision for loan losses and the provision for income taxes both increased by approximately $44,000.


     Net income for the six-month period ended June 30, 2002 amounted to $423,377 or $.25 per diluted share. For the six-month period ended June 30, 2001, net income amounted to $648,322, or $.41 per diluted share. The following four items which contributed to the decrease in income per share are of significance when one compares the June 30, 2002 results to those of June 30, 2001.

a. Net interest income, which represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities, increased from $2,323,050 for the six-month period ended June 30, 2001 to $2,426,881 for the same period in 2002, representing an increase of $103,831 or 4.5%. This increase was primarily the result of a $15.6 million increase in average earning assets, from $114.4 million for the six-month period ended June 30, 2001 to $130.0 million for the six-month period ended June 30, 2002.

b. The net interest yield, defined as net interest income divided by average interest earning assets, declined from 4.06% for the six-month period ended June 30, 2001 to 3.73% for the six-month period ended June 30, 2002. The decline in net interest yield is due to the decline in the yield on earning assets by 201 basis points from 8.41% for the six-month period ended June 30, 2001 to 6.40% for the six-month period ended June 30, 2002. The decreased yield on earning assets is partially offset by a decrease in the cost of funds by 206 basis points, from 5.18% for the six-month period ended June 30, 2001 to 3.12% for the six-month period ended June 30, 2002.

     Below is pertinent information concerning the yield on earning assets and the cost of funds for the six-month period ended June 30, 2002.

                              (Dollars in 000's)

                      Avg. Assets/          Interest          Yield/
Description           Liabilities        Income/Expense        Cost
Due from FHLB         $     818            $      7            1.71%
Federal funds             1,294                  11            1.70%
Securities               31,325                 838            5.35%
Loans                    96,598               3,308            6.85%
                      ---------            --------            ----
  Total               $ 130,035            $  4,164            6.40%
                      =========            --------            ====
Transactional
 accounts             $  42,081            $    472            2.24%
Savings                   3,826                  24            1.25%
CD's                     56,770               1,031            3.63%
Other borrowings          8,675                 210            4.84%
                      ---------            --------            ----
  Total               $ 111,352            $  1,737            3.12%
                      =========            --------            ====

Net interest income                        $  2,427
                                           ========

Net yield on earning assets                                    3.73%
                                                               ====

c. Total non-interest income increased from $358,323 for the six-month period ended June 30, 2001 to $396,530 for the six-month period ended June 30, 2002. Gains on the sale of securities during the six-month period ended June 30, 2001 were $188,020 compared to $137,008 during the six-month period ended June 30, 2002. Service fees and other charges increased from $170,303 for the six-month period ended June 30, 2001 to $259,522 for the six-month period ended June 30, 2002.

d. For the six-month period ended June 30, 2002, operating expenses amounted to $2,044,434, representing an annualized 2.98% of average assets. By comparison, for the six-month period ended June 30, 2001, operating expenses amounted to $1,648,051, representing an annualized 2.76% of average assets. The increase in operating expense as a percent of average assets during the six-month period ended June 30, 2002 is primarily attributable to the increase in personnel and operating expenses associated with the opening of two new branches in the second quarter of 2002.

     During the six-month period ended June 30, 2002, the allowance for loan losses increased by approximately $116,200 to $1,218,765. The allowance for loan losses as a percentage of gross loans remained unchanged at 1.19% at December 31, 2001 and June 30, 2002. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

     The Company is not aware of any current recommendation by the regulatory authorities which, if it were to be implemented, would have a material effect on the Company's liquidity, capital resources, or results of operations.


RECENT DEVELOPMENTS

	As previously reported by the Company, on August 2, 2002, the Company entered into an Agreement and Plan of Merger with United Community Bancorp, Hickory, North Carolina ("UCB"), whereby Community will be merged with and into UCB (the "Merger"). Immediately following the Merger, the Bank will be merged with and into Catawba Valley Bank, a wholly owned subsidiary of UCB. Shareholders of the Company will receive consideration with a value of $21.00 per share, which a shareholder may elect to be paid in (i) cash, (ii) shares of common stock of UCB, or (iii) a combination of cash and shares of common stock of UCB; provided, however, that the shareholders' elections may be modified, on a pro rata basis, so that 70% of the aggregate consideration paid by UCB is in shares of UCB common stock, with the remaining 30% paid in cash. The Merger must be approved by the shareholders of both the Company and UCB and federal and state banking authorities. For more information regarding the Merger, please see the Company's Current Report on Form 8-K, filed with the SEC on August 6, 2002.



                    PART II     OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

	The 2002 Annual Meeting of Shareholders of the Company was held on May 31, 2002. At the meeting the following persons were elected as directors to serve for a term of three years and until their successors are elected and qualified.

	The number of votes cast in the election of each nominee for director was as follows:

                              Votes              Votes
                               FOR             WITHHELD

Jack Ray Ferguson           1,279,020           9,120
Ronald S. Shoemaker         1,283,740           4,400
Larry Farthing              1,279,020           9,120

	The following persons did not stand for reelection to the Board at the 2002 Annual Meeting of Shareholders as their term of office continued after the Annual Meeting: Gilbert Miller, Randy Miller, Robert F. Ricketts, DDS, Dwight E. Pardue, Ann Sebastian, and R. Colin Shoemaker.


Item 6.    Exhibits and Reports on Form 8-K.
           ---------------------------------

   (a)  Exhibits.

         Exhibit No.                  Description
         ----------                   -----------
              2 Agreement and Plan of Merger by and between Community Bancshares, Inc. and United Community Bancorp (incorporated by reference from the Company's Current Report on Form 8-K, filed on August 6, 2002).

             99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   (b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended June 30, 2002



                                       SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   COMMUNITY BANCSHARES, INC.

Date: August 13, 2002         By:  /s/ Ronald S. Shoemaker
      -------------------          ------------------------------------
                                   Ronald S. Shoemaker
                                   President and Chief Executive Officer
                                   (Principal Executive, Financial and
                                   Accounting Officer)



                             EXHIBIT INDEX


Exhibit No.                              Description
-----------                              -----------
    99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.