Form 10QSB
period 2002-09-30
COMMUNITY BANCSHARES INC /NC/
filed 2002-11-14
CIK 867241

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-QSB
                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                              Commission File Number:
    September 30, 2002                                           0-22517

                           COMMUNITY BANCSHARES, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              North Carolina                             58-1693841
       -------------------------------               -------------------
       (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)               Identification No.)

      1301 Westwood Lane, Westfield Village, Wilkesboro, NC 28697    30013
      -----------------------------------------------------------    -----
            (Address of principal executive offices)               (Zip Code)

                   Issuer's telephone number:     (336) 903-0600
                                              ------------------------

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

                         Yes        X            No
                              ------------           -------------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

           Common Stock, $3.00 Par Value                   1,665,202
           -----------------------------              --------------------
                      Class                            Outstanding as of
                                                        November 12, 2002

Transitional Small Business Disclosure Format:

                               Yes                No       X
                                    -----------       ------------



PART I.  FINANCIAL INFORMATION
         ---------------------


ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------

                COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                       WILKESBORO, NORTH CAROLINA
                 CONSOLIDATED BALANCE SHEETS  (UNAUDITED)

ASSETS
------
                                 September 30, 2002 December 31, 2001
                                    --------------  -----------------
Cash and due from banks              $  4,115,239    $  4,022,530
Interest bearing deposits
 in other banks                           276,030       1,713,466
Federal funds sold                         -  -            -  -
                                      -----------     -----------
  Total cash and cash equivalents    $  4,391,269    $  5,735,996
Securities:
 Available-for-sale,
  at fair value                        26,978,240      32,786,293
 Held-to-maturity (Estimated market
  values of $1,987,386 (09/30/02)
  and $2,781,000 (12/31/01)             1,918,818       2,731,031
Loans, net                            102,902,164      91,536,336
Property and equipment, net             3,959,672       2,995,830
Other assets                            1,512,355         944,845
                                      -----------     -----------
  Total Assets                       $141,662,518    $136,730,331
                                      ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Liabilities:
------------
Deposits
 Non-interest bearing deposits       $  6,815,747    $  8,600,031
 Interest bearing deposits            109,885,973     100,678,394
                                      -----------     -----------
  Total deposits                     $116,701,720    $109,278,425
FHLB borrowing                          5,635,334      10,649,548
Other liabilities                       1,718,204       1,006,045
                                      -----------     -----------
  Total Liabilities                  $124,055,258    $120,934,018
                                      -----------     -----------

Commitments & Contingencies

Shareholders' Equity:
---------------------
Common stock - $3.00 par value,
 10,000,000 shares authorized; 1,632,402
 and 1,512,882 shares issued and
 outstanding at Sept 30, 2002 and
 December 31, 2001, respectively     $  4,897,206    $  4,538,646
Paid-in-capital                         5,228,563       4,828,013
Retained earnings                       6,597,044       6,079,520
Accumulated other
 comprehensive income                     884,447         350,134
                                      -----------     -----------
  Total Shareholders' Equity         $ 17,607,260    $ 15,796,313
                                      -----------     -----------
Total Liabilities
   and Shareholders' Equity          $141,662,518    $136,730,331
                                      ===========     ===========

       See notes to the consolidated financial statements.



                  COMMUNITY BANCSHARES, INC.
                  WILKESBORO, NORTH CAROLINA
                CONSOLIDATED INCOME STATEMENTS
                           (UNAUDITED)

                                     Nine months Ended September 30,
                                     -------------------------------
                                            2002         2001
                                            ----         ----
Interest income                         $6,311,917    $7,032,413
Interest expense                         2,579,615     3,610,316
                                         ---------     ---------
  Net interest income                   $3,732,302    $3,422,097

Provision for loan losses                  215,000       125,000
                                         ---------     ---------

  Net interest income after
   provision for loan losses            $3,517,302    $3,297,097
                                         ---------     ---------

Other income:
 Service fees and other charges         $  432,062    $  252,683
 Gain/(loss) on sale of securities         135,703       283,094
                                         ---------     ---------
  Total other income                    $  567,765    $  535,777
                                         ---------     ---------

Operating expenses:
 Salaries and benefits                  $1,745,867    $1,400,800
 Legal and professional                    165,115       101,275
 Depreciation                              164,154       112,946
 Amortization                               -  -           4,996
 Courier and postage                        96,144        87,429
 Rent and land lease expense                94,648        56,158
 Data processing                           192,190       183,448
 Other operating expenses                  705,554       587,232
                                         ---------     ---------
  Total operating expenses              $3,163,672    $2,534,284
                                         ---------     ---------

Income before taxes                     $  921,395    $1,298,590

Income taxes                               281,983       375,000
                                         ---------     ---------

Net income                              $  639,412    $  923,590
                                         =========     =========


Basic income per share                  $     0.39    $     0.63
                                         =========     =========

Diluted income per share                $     0.39    $     0.58
                                         =========     =========


      See notes to the consolidated financial statements.



                  COMMUNITY BANCSHARES, INC.
                  WILKESBORO, NORTH CAROLINA
                CONSOLIDATED INCOME STATEMENTS
                           (UNAUDITED)

                                   Three months Ended September 30,
                                   --------------------------------
                                            2002         2001
                                            ----         ----
Interest income                         $2,148,085    $2,220,503
Interest expense                           842,664     1,121,456
                                         ---------     ---------
  Net interest income                   $1,305,421    $1,099,047

Provision for loan losses                   85,000        65,000
                                         ---------     ---------

  Net interest income after
   provision for loan losses            $1,220,421    $1,034,047
                                         ---------     ---------

Other income:
 Service fees and other charges         $  172,540    $   82,380
 Gain/(loss) on sale of securities          (1,305)       95,074
                                         ---------     ---------
  Total other income                    $  171,235    $  177,454
                                         ---------     ---------

Operating expenses:
 Salaries and benefits                  $  574,854    $  509,581
 Legal and professional                    123,971        29,344
 Depreciation                               56,003        37,326
 Amortization                               -  -           1,665
 Courier and postage                        35,295        26,822
 Rent and land lease expense                32,266        24,158
 Data processing                            62,620        57,455
 Other operating expenses                  234,229       199,882
                                         ---------     ---------
  Total operating expenses              $1,119,238    $  886,233
                                         ---------     ---------

Income before taxes                     $  272,418    $  325,268

Income taxes                                56,383        50,000
                                         ---------     ---------

Net income                              $  216,035    $  275,268
                                         =========     =========


Basic income per share                  $     0.13    $     0.19
                                         =========     =========

Diluted income per share                $     0.13    $     0.17
                                         =========     =========


      See notes to the consolidated financial statements.



                        COMMUNITY BANCSHARES, INC.
                        WILKESBORO, NORTH CAROLINA
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                            Nine Months Ended September 30,
                                            -------------------------------
                                                  2002            2001
                                                  ----            ----
Cash flows from Operating Activities:        $ 1,104,644     $ 1,189,352
                                              ----------      ----------

Cash flows from Investing Activities:
  Available-for-sale securities:
    Proceeds from sale of securities          16,796,076      12,014,149
    Proceeds from maturities, calls,
      and paydowns                             6,060,039       3,934,912
    Purchase of securities                   (16,672,592)    (19,320,176)
  Held to maturity securities:
     Purchase of securities                       -  -          (356,112)
     Proceeds from maturities, calls,
       and paydowns                              814,657       1,014,979
  Net increase in loans                      (11,365,828)     (5,660,416)
  Purchase of property and equipment          (1,127,996)       (846,857)
                                              ----------      ----------
Net cash provided by investing activities    $(5,495,644)    $(9,219,521)
                                              ----------      ----------

Cash flows from Financing Activities:
  Proceeds from exercise of options
    and warrants                             $   796,810     $   177,600
  Purchase and cancellation of common stock      (37,700)       (172,680)
  Cash dividends                                (121,888)        (73,512)
  FHLB repayments                             (5,014,214)        (13,140)
  Increase in deposits                         7,423,295       6,671,842
                                              ----------      ----------
Cash used by financing activities              3,046,303       6,590,110
                                              ----------      ----------

Net increase in cash and cash equivalents    $(1,344,697)    $(1,440,059)

Cash and cash equivalents,
 beginning of period                           5,735,996       7,111,071
                                              ----------      ----------
Cash and cash equivalents, end of period     $ 4,391,299     $ 5,671,012
                                              ==========      ==========


        See notes to the consolidated financial statements.



                       COMMUNITY BANCSHARES, INC.
                       WILKESBORO, NORTH CAROLINA
  CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001


                                                        Accumulated
                 No.       Common                          Other
                 of        Stock     Paid in   Retained Comprehensive
                Shares   Par Value   Capital   Earnings    Income    Total
                ------   ---------   -------   --------    ------    -----
Balance,
 December 31,
 2000       1,471,884 $ 4,415,652 $ 4,762,393 $4,831,429 $ 250,763  $14,260,237
            ---------  ----------  ----------  ---------  --------   ----------

Comprehensive Income:
---------------------
Net income
 for quarter   - -         - -          - -      923,590     - -        923,590

Unrealized
 gain,
 securities,
 net of tax    - -         - -          - -         - -    405,186      405,186
                                                                     ----------
Total comprehensive
 income        - -         - -          - -         - -       - -     1,328,776

Exercise
 of options    16,000      48,000     112,000      - -        - -       176,000

Exercise
 of warrants    3,200       9,600       8,000      - -        - -        17,600

Purchase and
 cancellation
 of common
 stock        (14,390)    (43,170)   (129,510)     - -        - -      (172,680)

Cash dividends
 (.075 per share) -        - -          - -      (73,512)     - -       (73,512)
            ---------  ----------  ----------  ---------  --------   ----------
Balance,
 Sept 30,
 2001       1,476,694 $ 4,430,082 $ 4,752,883 $5,681,507 $ 655,949  $15,520,421
            =========  ==========  ==========  =========  ========   ==========

                                                        Accumulated
                 No.       Common                          Other
                 of        Stock     Paid in   Retained Comprehensive
                Shares   Par Value   Capital   Earnings    Income    Total
                ------   ---------   -------   --------    ------    -----
Balance,
 Dec 31,
 2001       1,512,882 $ 4,538,646 $ 4,828,013 $6,079,520 $ 350,134  $15,796,313
            ---------  ----------  ----------  ---------  --------   ----------

Comprehensive Income:
--------------------
Net income
 for period      - -         - -       - -       639,412      - -       639,412

Unrealized gain,
 securities,
 net of tax      - -         - -       - -         - -     301,037      301,037

Fair value changes
 on derivative
 contracts     - -         - -          - -         - -    233,276      233,276
                                                                     ----------
Total comprehensive
 income          - -         - -       - -         - -        - -     1,173,725

Exercise
 of options    13,000      39,000     156,000      - -        - -       195,000

Exercise
 of warrants  109,420     328,260     273,550      - -        - -       601,810

Purchase and
 cancellation
 of common
 stock         (2,900)     (8,700)    (29,000)     - -        - -       (37,700)

Cash dividends
 (.075 per
 share)          - -         - -        - -     (121,888)     - -      (121,888)

            ---------  ----------  ----------  ---------  --------   ----------

Balance,
 Sept 30,
 2002       1,632,402 $ 4,897,206 $ 5,228,563 $6,597,044 $ 884,447  $17,607,260
            =========  ==========  ==========  =========  ========   ==========


            See notes to the consolidated financial statements.


                       COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                               WILKESBORO, NORTH CAROLINA
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   SEPTEMBER 30, 2002


NOTE 1 - BASIS OF PRESENTATION

	The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 2001.


NOTE 2 - SUMMARY OF ORGANIZATION

	Community Bancshares, Inc., Wilkesboro, North Carolina (the "Company"), was incorporated under the laws of the State of North Carolina on June 11, 1990, for the purpose of becoming a bank holding company with respect to a proposed national bank, Northwestern National Bank (the "Bank"), located in Wilkesboro, North Carolina. Upon commencement of the Bank's principal operations on January 17, 1992, the Company acquired 100 percent of the voting stock of the Bank by injecting $3,750,000 into the Bank's capital accounts. Since then, five banking branches have been established, bringing the total banking offices to six.

	As of September 30, 2002 and December 31, 2001, there were 1,632,402 and 1,512,882 shares of common stock outstanding, respectively. The Company has a stock option plan with 183,000 options outstanding at September 30, 2002. There were 186,000 options outstanding at December 31, 2001.


NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

	Statement of Financial Accounting Standards No. 142, "Goodwill and other Intangible Assets" ("FASB 142") address financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." FASB 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. FASB 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. FASB 142 is effective for fiscal years beginning after December 15, 2001. The adoption of FASB 142 did not have any impact on the financial position or results of operation of the Company.

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

	Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets" ("FASB 144") addresses financial accounting and reporting for the impairment or disposal of long-lived assets. FASB 144 supersedes both FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operation - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a Segment of a business (as previously defined in that opinion). FASB 144 also amends ARB No. 51, "Consolidated Financial Statements" to eliminate the exception to consolidation for a subsidiary for which control is likely temporary. The provisions of FASB 144 are required to be applied with fiscal years beginning after December 15, 2001. Adoption of FASB 144 did not have any impact on the financial position or results of operation of the Company.


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

During the quarter ended June 30, 2002, the Company entered into two interest rate swap transactions with notional amounts of $10,000,000 and $5,000,000, respectively. Management's objective in entering into these swaps was to hedge the volatility of interest income from the Company's variable rate loan portfolio resulting from movements in the prime interest rate. Under the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, Management designated these transactions as cash flow hedges. As a result, the effective portion of the gain or loss on the interest rate swaps is reported as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transactions affect earnings.

	On September 10, 2002, the Company effectively terminated the $5,000,000 swap. The accumulated gain was recorded as other comprehensive income and will be reclassified to earnings over the remaining term over which the hedged transaction affects earnings. At September 30, 2002, the $10,000,000 swap was outstanding and was accounted for as a cash flow hedge.


NOTE 5 - PROPOSED MERGER

	On August 2, 2002, the Company signed a definitive agreement and plan of merger which provides for the acquisition of the Company by United Community Bancorp of Hickory, North Carolina. Each shareholder of the Company will be entitled to receive a combination of cash and common stock of United Community equal to a value of $21 per share. Upon completion of the merger, the Company's wholly owned subsidiary, Northwestern National Bank, will be merged into Catawba Valley Bank, a subsidiary of United Community. The merger is subject to various conditions including approval by the shareholders of both companies and various banking regulators as well satisfaction of certain other conditions contained in the definitive agreement. Management expects this transaction to be completed by the end of the fourth quarter of 2002.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS.
         ----------------------

	The total assets of the Company increased by $5.0 million to $141.7 million at September 30, 2002 compared to $136.7 million at December 31, 2001. For the nine-month period ended September 30, 2002, cash and cash equivalents decreased by $1.3 million to $4.4 million, securities decreased by $6.6 million to $28.9 million, loans increased by $11.4 million to $103 million, and all remaining assets increased by $1.5 million to $5.4 million. Deposits grew by $7.4 million to $116.7 million, other liabilities decreased by $4.3 million to $7.4 million, and the capital accounts increased by $1.8 million to $17.6 million.


LIQUIDITY AND SOURCES OF CAPITAL
--------------------------------

	Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The September 30, 2002 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $4.4 million, representing 3.1% of total assets. Investment securities, which amounted to $28.9 million or 20.4% of total assets, provide a secondary source of liquidity because they can be converted into cash in a timely manner. The Bank is a member of the Federal Reserve System and maintains relationships with several correspondent banks, and thus could obtain funds from these banks on short notice. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets can provide adequate funds to meet customer withdrawals and loan demand. The Company knows of no trends, demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, its liquidity increasing or decreasing in any material way. The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital requirements established by the Bank's primary regulator, the Office of the Comptroller of the Currency (the "OCC").

                                   Bank's            Minimum required
                            September 30, 2002          by the OCC
                            ------------------       ----------------
Leverage ratio                       9.2%                 4.0%
Risk weighted ratio                 11.5%                 8.0%

     In addition to funding its growth through deposit gathering activities, the Company from time to time has obtained advances from the Federal Home Loan Bank of Atlanta. These advances are generally secured by pledges of qualifying first mortgage loans. During the nine months ended September 30, 2002, the Company repaid approximately $5,000,000 in FHLB advances at their scheduled maturity. There were no new borrowings from the FHLB during this period. At September 30, 2002, outstanding FHLB advances totaled $5,635,334. These borrowings are at fixed rates ranging from 5.71% to 6.60%. The average interest rate on these advances at September 30, 2002 was 6.18%.

     The Company also has available lines of credit from other financial institutions amounting to $7,100,000. Borrowings under these lines are generally unsecured, have variable rates determined at the time of the borrowing and have overnight maturities. There were no borrowings outstanding under any of these lines at September 30, 2002.


RESULTS OF OPERATIONS
---------------------

     For the three-month periods ended September 30, 2002 and 2001, net income amounted to $216,035 and $275,268, respectively. On a per share basis, basic and diluted income for the three-month period ended September 30, 2002 amounted to $.13 and $.13, respectively. For the three-month period ended September 30, 2001, basic and diluted income per share amounted to $.19 and $.17, respectively. Below is a brief comparison of selected items for the three-month period ended September 30, 2002 as compared to the three-month period ended September 30, 2001 which contributed to the decrease in income per share for the three-month period ended September 30, 2002.

  a. Net interest income, which represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities, increased by approximately $206,000 due to an increase in net yield on earning assets; non-interest income increased by approximately $14,000 due to an increase in loan and service fees.

  b. Operating expenses were approximately $233,000 higher during the three-month period ended September 30, 2002 when compared to 2001. The increase resulted from increased personnel and operating costs due to opening two branches during the second quarter of 2002 and to legal expenses incurred as part of the anticipated acquisition of the Company by United Community Bancorp, Inc.

  c. The allowance for loan losses increased $20,000, from $65,000 for the three months ended September 30, 2001 to $85,000 for the three months ended September 30, 2002.

     Net income for the nine-month period ended September 30, 2002 amounted to $639,412 or $.39 per diluted share. For the nine-month period ended
September 30, 2001, net income amounted to $923,590, or $.58 per diluted share. The following four items contributed to the decrease in income per share and are of significance when one compares the September 30, 2002 results to those of September 30, 2001:

  a. Net interest income increased from $3,422,097 for the nine-month period ended September 30, 2001 to $3,732,302 for the same period in 2002, representing an increase of $310,205 or 9.0%. This increase occurred due to a $16.1 million increase in average earning assets, from $115.2 million for the nine-month period ended September 30, 2001 to $131.3 million for the nine-month period ended September 30, 2002.

  b. The net interest yield, defined as net interest income divided by average interest earning assets, declined from 3.96% for the nine-month period ended September 30, 2001 to 3.79% for the nine-month period ended September 30, 2002. The decline in net interest yield is due to the decline in the yield on earning assets by 144 basis points from 8.14% for the nine-month period ended September 30, 2001 to 6.70% for the nine-month period ended September 30, 2002. The decreased yield on earning assets is partially offset by a decrease in the cost of funds by 209 basis points, from 4.94% for the nine-month period ended September 30, 2001 to 2.85% for the nine-month period ended September 30, 2002.

     Below is pertinent information concerning the yield on earning assets and the cost of funds for the nine-month period ended September 30, 2002.

                                  (Dollars in 000's)
                                  ------------------

                        Avg. Assets/       Interest            Yield/
Description             Liabilities     Income/Expense         Cost
Due from FHLB           $       992     $          13           1.75%
Federal funds                 1,742                22           1.68%
Securities                   29,831             1,241           5.55%
Loans                        98,743             5,036           6.80%
                         ----------      ------------           ----
     Total              $   131,308     $       6,312           6.70%
                         ----------      ------------           ----

Transactional Accounts  $    51,174     $         712           1.86%
Savings                       3,845                36           1.25%
CD's                         58,081             1,533           3.52%
Other borrowings              7,757               298           5.12%
                         ----------      ------------           ----
     Total              $   120,857     $       2,579           2.85%
                         ==========      ------------           ----

Net interest income                     $       3,733
                                         ============

Net yield on earning assets                                     3.79%
                                                                ====

  c. Total non-interest income increased from $535,777 for the nine-month period ended September 30, 2001 to $567,765 for the nine-month period ended September 30, 2002. Gains on the sale of securities during the nine-month period ended September 30, 2001 were $283,094 compared to $135,703 during the nine-month period ended September 30, 2002. Service fees and other charges increased from $252,683 for the nine-month period ended September 30, 2001 to $432,062 for the nine-month period ended September 30, 2002.

  d. For the nine-month period ended September 30, 2002, operating expenses amounted to $3,163,372, representing an annualized 3.05% of average assets. By comparison, for the nine-month period ended September 30, 2001, operating expenses amounted to $2,534,284, representing an annualized 2.78% of average assets. The increase in operating expense as a percent of average assets during the nine-month period ended September 30, 2002 is attributed mainly to increase in personnel and operating expenses associated with the opening of two branches in 2002.


ALLOWANCE FOR LOAN LOSSES
-------------------------

     During 2002, industries in the Company's market areas continued to experience weak sales. Layoffs and plant closings in lumber, furniture, textiles and other manufacturing industries have continued. Collateral values for equipment and real estate continue to decline. During the three months ended September 30, 2002, the Company's loans past due thirty days or more have remained relatively flat. Management has seen a rise in consumer bankruptcies. The Company believes that the layoffs and plant closings will result in increased delinquencies in the near term. This, together with the declining collateral values, will likely result in higher levels of chargeoffs. As a result, the Company has increased its provision for loan losses over the prior year and increased the allowance for loan losses to 1.24% of loans at September 30, 2002 compared to 1.19% at December 31, 2001. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

     The Company is not aware of any current recommendation by the regulatory authorities, which, if it were to be implemented, would have a material effect on the Company's liquidity, capital resources, or results of operations.


CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
----------------------------------------------------

     The Company may, from time to time, make written or oral forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission and its reports to stockholders. Such forward-looking statements are made based on management's belief as well as assumptions made by, and information currently available to, management pursuant to "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

     The Company's actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including governmental monetary and fiscal policies, deposit levels, loan demand, loan collateral values, securities portfolio values and interest rate risk management; the effects of competition in the banking business from other commercial banks, savings and loan associations, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in the Company's market area and elsewhere, including institutions operating through the Internet; changes in government regulations relating to the banking industry, including regulations relating to branching and acquisitions; failure of assumptions underlying the establishment of reserves for loan losses, including the value of collateral underlying delinquent loans, and other factors. The Company cautions that such factors are not exclusive. The Company does not undertake to update any forward-looking statements that may be made from time to time by, or on behalf of, the Company.



ITEM 3.  CONTROLS AND PROCEDURES.
-------  ------------------------

     Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer concluded that the Company's disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date management carried out this evaluation.



PART II.  OTHER INFORMATION
--------  -----------------

Item 6.  Exhibits and Reports on Form 8-K.
-------  ---------------------------------

  (a)  Exhibits.
       Exhibit No.                       Description
       -----------                       -----------
          99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  (b) Reports on Form 8-K. The Company filed a Report on Form 8-K on August 6, 2002 regarding the execution of a merger agreement pursuant to which the Company would be acquired by United Community Bancorp.



                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    COMMUNITY BANCSHARES, INC.

Date:  November 13, 2002            By: /s/ Ronald S. Shoemaker
                                        --------------------------------
                                        Ronald S. Shoemaker
                                        President and Chief Executive Officer
                                        (Principal Executive, Financial and
                                         Accounting Officer)



                               CERTIFICATIONS

I, Ronald S. Shoemaker, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Community Bancshares, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others employed by the registrant, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarter report (the "Evaluation Date"); and

    c) presented in this quarterly report in conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002               /s/ Ronald S. Shoemaker
                                       ------------------------------
                                       Ronald S. Shoemaker
                                       President and Chief Executive Officer
                                       (principal executive and financial
                                        officer)



                                      EXHIBIT INDEX


Exhibit No.     Description
-----------     -----------
   99.1         Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.